Form 10-Q
period 1995-06-30
WINTHROP FINANCIAL ASSOCIATES
filed 1995-08-15
CIK 759253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended June 30, 1995 Commission File Number 2-94797


              WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP


                  Maryland                        04-2846721
      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)


                   One International Place, Boston, MA        02110
               (Address of principal executive offices)     (Zip Code)


       Registrant's telephone number, including area code (617) 330-8600


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X                 NO

Part I.   Financial Information:

Consolidated Statements of Operations

                                                                                  For the Three Months            For the Six Months
                                                                                     Ended June 30,                 Ended June 30,
(Amounts in thousands)(Unaudited)                                                  1995            1994           1995         1994

Revenues:
Investment services...................................................      $       553     $       411    $       553     $    411
Leasing commissions...................................................              404             236            685          541
Tenant service revenue................................................              917           1,089          1,956        2,036
Management fees.......................................................            3,677           3,723          6,978        7,491
Interest..............................................................            1,061             524          1,711        1,267
Rent..................................................................           11,548          10,428         22,748       19,983
Other.................................................................              539           2,092            701        2,630
                                                                                    ---           -----            ---        -----
      Total Revenues..................................................           18,699          18,503         35,332       34,359
                                                                                 ------          ------         ------       ------

Expenses:
Management, general and administrative................................            4,526           5,031          8,733        9,982
Depreciation and amortization.........................................            1,988           1,722          3,864        3,261
Tenant service expense................................................              943           1,137          2,121        2,016
Interest. . . . ......................................................            4,115           3,638          7,756        6,879
Rental properties expense.............................................            5,907           5,123         11,077        9,790
                                                                                  -----         -------         ------       ------
      Total Expenses..................................................           17,479          16,651         33,551       31,928
                                                                                 ------          ------         ------       ------

      Operating Income ...............................................            1,220           1,852          1,781        2,431

Equity in loss of investment programs.................................               71              36             (4)        (117)
                                                                                   ----              --             --       ------
      Income before minority interest and
       provision for income taxes.....................................            1,291           1,888          1,777        2,314

Minority Interest.....................................................                -             (56)             -           92
                                                                                      -             ---             --        -----
      Income before provision for income taxes........................            1,291           1,944          1,777        2,222
                                                                                  -----          ------    -     -----      -------

Provision for income taxes............................................              509           1,000            949        1,000
                                                                                    ---           -----           ----       ------

      Net income .....................................................              782             944            828        1,222

Net Income allocated to:
      General Partner.................................................                -               -              -            -
                                                                                      =               =              =     =     ==

      Unitholders:
       General Partner ...............................................      $         -     $         -    $         -     $      -

      Public Unitholders..............................................      $       782     $       944    $       828     $  1,222

Public Unitholders Net Income Per Unit/based upon the weighted average number of Units outstanding - 2,712,814
for the three and six months ended June 30, 1995 and 1994 ............      $        .29    $       .35    $       .31     $    .45


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

                                                                              June 30, 1995          Dec. 31, 1994
(Amounts in thousands)(Unaudited)                                               (Unaudited)


ASSETS
Current Assets:
 Cash and cash  equivalents  (of which $5,053 and $7,726 is unrestricted at June
   30, 1995 and December 31, 1994,
   respectively)..........................................................      $     16,171          $    18,898
 Current portion of receivables:
  Fees, commissions and reimbursements, including accrued interest                     3,466                4,406
  Loans...................................................................               320                  310
 Earnest money deposit....................................................               100                2,300
 Other current assets.....................................................               874                1,448
                                                                                         ---                -----
      Total current assets................................................            20,931               27,362
                                                                                      ------               ------
Long-term Receivables:
 Fees, net of reserves of $16,639 at June 30, 1995
   and December 31, 1994..................................................             9,625                8,921
 Loans, net of reserves of $16,908 at June 30, 1995 and
  December 31, 1994.......................................................             3,380                3,050
                                                                                       -----               ------
      Total long-term receivables.........................................            13,005               11,971
                                                                                      ------              -------
Real Estate Assets:
 Land.....................................................................            30,612               27,814
 Buildings (net of accumulated depreciation of $9,558 and $6,930
   at June 30, 1995 and December 31, 1994, respectively)..................           149,344              141,661
 Furniture, fixtures, equipment (net of accumulated depreciation of $3,304 and $2,961 at June 30, 1995 and December 31, 1994,
  respectively)...........................................................           3,510            3,559
                                                                                ----------            -----
      Total real estate assets............................................           183,466              173,034
                                                                                     -------              -------
Other Assets:
 Equity interests in and advances to investment programs..................             5,593                5,933
 Deferred costs (net of accumulated amortization of $3,338 and
   $2,837 at June 30, 1995 and December 31, 1994, respectively)...........      10,922                11,343
 Other assets.............................................................             1,377                1,561
                                                                                       -----                -----
      Total other assets..................................................            17,892               18,837
                                                                                      ------             --------
                                                                                $    235,294          $   231,204
                                                                                =    =======          === =======
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
 Notes payable............................................................      $     43,600          $    32,708
 Accounts payable.........................................................             2,090                2,989
 Accrued expenses and other...............................................            11,949               28,702
                                                                                      ------               ------
      Total current liabilities...........................................            57,639               64,399
                                                                                      ------               ------
Long-term Liabilities:
 Notes payable............................................................           140,566              130,615
 Deferred taxes...........................................................            12,791               11,926
 Other long-term liabilities. . . ........................................             5,655                6,449
                                                                                       -----              -------
      Total long-term liabilities.........................................           159,012              148,990
                                                                                     -------              -------
Commitments and Contingencies
   Partners' Capital:
   Limited Partners,  $25 stated value per Unit;  authorized - 21,249,942 Units;
     issued and outstanding - 15,284,243 Units:
     Public Unitholders, 2,712,814 Units with preferential rights.........            43,110               42,282
     General Partner, 12,571,429 Units without preferential rights........      (20,262)               (20,262)
   General Partner........................................................            (4,205)              (4,205)
                                                                                      ------           ----------
      Total partners' capital.............................................            18,643               17,815
                                                                                      ------               ------
                                                                                $    235,294          $   231,204

The accompanying notes are an integral part of these consolidated financial statements.





Consolidated Statements of Cash Flows

(Amounts in thousands)(Unaudited)                                                     1995               1994
Cash flows from operating activities:
Net income ...............................................................      $      828            $    1,222
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Increase in minority interest.........................................            -                       92
    Depreciation and amortization.........................................           3,864                 3,261
    Equity in loss of investment programs.................................               4                   117
    Increases (decreases) in cash as a result of changes in operating assets and liabilities:
      Fees receivable.....................................................             236                 3,789
      Other assets........................................................             758                   730
      Accounts payable....................................................            (899)               (1,791)
      Accrued expenses....................................................         (16,753)                 (385)
      Accrued and deferred taxes..........................................             865                  -
      Other liabilities...................................................           (794)                  -
                                                                                     -----             ------
        Net cash (used in) provided by operating activities...............        (11,891)                 7,035
                                                                                  --------                 -----

Cash flows from investing activities:
  Capital expenditures....................................................          (2,550)              (38,914)
  Cash related to Southwestern Properties.................................            -                    7,888
  Contributions to investment programs....................................             (14)                 (106)
  Distributions from investment programs..................................             350                   270
  Decrease in advances to investment programs.............................            -                    2,153
  Decrease in earned money deposit........................................           2,200                  -
  Increase in deferred costs..............................................            (379)                 (791)
  (Increase) decrease in loans receivable.................................            (340)                   93
                                                                                      ----                    --
        Net cash (used in) provided by investing activities...............            (733)               29,593
                                                                                      ----               -------

Cash flows from financing activities:
  Net borrowings under credit facilities..................................            -                   19,930
  Borrowings of notes payable.............................................          17,621                  -
  Repayments of notes payable.............................................          (7,724)                 -
                                                                                    ------                  -
        Net cash provided by financing activities.........................            9,897               19,930
                                                                                      -----              -------

Net (decrease) in cash and cash equivalents...............................          (2,727)              (2,628)
                                                                                    ------               -------

Cash and cash equivalents at beginning of period..........................          18,898                26,006
                                                                                    ------                ------

Cash and cash equivalents at end of period................................      $   16,171            $   23,378
                                                                                =   ======            =   ======

Supplemental disclosure of Non Cash Investing and Financing Activities:
  In April 1995, the Company purchased, from an unaffiliated party, an apartment complex in Austin, Texas. In conjunction therewith, the Company obtained $1,000,000 in seller financing and assumed a mortgage from a related party of $9,945,974.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements            June 30, 1995


1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements reflect the accounts of Winthrop Financial Associates ("WFA") and its subsidiaries including First Winthrop (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements were prepared on the accrual basis of accounting and reflect the Company's results of operations for an interim period which may not necessarily be indicative of the results of operations for the year ending December 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for an interim period have been made in the accompanying consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.

Public  Unitholders  are  entitled  to  a  6%  per  annum  cumulative   priority
distribution from all operating cash flow. At June 30, 1995, this unpaid accumulated preference amounted to $18,311,495 or $6.75 per unit.

The net income of the Company is first allocated to Public Unitholders up to the amount of the 6% per annum cumulative priority distribution and then any remaining income is allocated to all partners in accordance with their percentage interests. Net loss for financial statement purposes is allocated to all partners in accordance with their percentage interests as outlined in the partnership agreement.

2.  STATEMENTS OF CASH FLOWS

The Company made interest and income tax payments during the six months ended June 30, 1995 and 1994 as follows:

(Amounts in thousands)                  1995           1994
----------------------                  ----           ----
Interest......................       $ 6,941       $   6,729
Income Taxes..................            84               -

 3. SUBSEQUENT EVENTS

As further discussed under "Financial Condition" and in the Company's July 18, 1995, 8-K filing, certain transactions occurred on July 18, 1995, whereby there was a change in the control of the Company. In connection therewith, certain agreements were entered into or settled with certain executives of the Company. The effects of these transactions will be recorded in the period ending September 30, 1995. The Company expects to record expenses related to the settlement of certain employment agreements, incur other transaction related costs, and is evaluating other possible effects of the transactions.

The Company obtained a loan in July 1995, in the approximate amount of $41,000,000, the proceeds of which were used primarily to fund the transactions discussed above, and to pay off a $9,400,000 note due August 15, 1995, a $3,400,000 loan payable due October 31, 1996, and a loan payable in the approximate amount of $15,000,000 which was classified as current at June 30, 1995, due to a breach of certain financial covenants.

In addition, subsequent to June 30, 1995, a $17,700,000 note payable to a related party classified as a current liability at June 30, 1995, was converted to preferred equity, as further described in "Financial Condition".

          Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

The Company's total operating income for the three and six months ended June 30, 1995, decreased by $632,000 and $650,000 as compared to the corresponding periods in 1994. The decrease is primarily attributable to decreases of $1,553,000 and $1,929,000 in Other Income, for the three and six month periods, offset by increases in Interest Income and decreases in Management, General, and Administrative Expenses for these periods. In addition, the sources of Operating Income have shifted as a result of the July 1994 sale of Winthrop's hotel management division, Winthrop Hotels and Resorts and the acquisition of additional real estate assets during 1994 and 1995.

The Company's Other Income for the six month period ended June 30, 1994, included recovery of approximately $1,200,000 of reserved receivables and an increase of approximately $400,000 in cash distributions received from investment programs.
Both of these items were non-recurring.

The sale of Winthrop Hotels and Resorts resulted in a decrease of revenues of approximately $400,000 and $968,000 for the three and six months ended June 30, 1995. Correspondingly, Management, General and Administrative Expenses decreased by approximately $430,000 and $793,000 for such periods as a direct result of the sale. The remainder of the decrease in Management, General and Administrative Expenses relates to management's continuing efforts to control costs.

Rental Revenue increased from $10,428,000 and $19,983,000 for the three and six months ended June 30, 1994 to $11,548,000 and $22,748,000 for the three and six months ended June 30, 1995 as a result of the acquisition of five apartment properties containing 953 apartment units, as well as improved operations at previously acquired properties. Rental Expense, Depreciation and Amortization Expense, and Interest Expense related to real estate owned increased by $784,000 and $1,287,000, $352,000 and $771,000 and $371,000 and $647,000, respectively from the corresponding periods. Total Operating Income derived from real estate owned was $1,308,000 and $1,556,000 for the three and six months ended June 30, 1995 and $867,000 and $1,311,000 for the three and six months ended June 30, 1994. Rental Operating Income was lower in the second quarter of 1995 than the first due to increased Maintenance Costs and increased Professional Fees.

The Company's tenant service revenues for the first half of 1995 decreased by $80,000 from the first half of 1994. The Company incurred additional tenant service expense of $105,000 which includes approximately $72,000 of nonrecurring severance costs recognized during the first half of 1995.

Cash flow used in operations was ($11,891,000) for the six months ended June 30, 1995. The $18,926,000 decrease from the corresponding period in the prior year is due principally to payment of $17,000,000 related to a legal settlement, as well as payment of bonuses in 1995 of approximately $840,000 and payment of severance costs in 1995 of approximately $500,000.

FINANCIAL CONDITION

As of June 30, 1995, the Company's current liabilities exceeded its current assets by $36,708,000. This is primarily attributable to: (i) a short term note payable to a related party in the amount of $17,700,000, the proceeds of which were used primarily to fund an agreed upon settlement and the associated legal fees incurred relating to a suit brought against WFA and First Winthrop (see WFA 1994 Form 10-K filed with the SEC on May 15, 1995); (ii) $9,400,000 of mortgage indebtedness due August 15, 1995 which is secured by a WFA owned apartment property; and (iii) a loan payable in the approximate amount of $15,000,000 which is secured by certain WFA owned apartment properties and is classified as a current liability due to a breach of certain financial covenants provided for in the loan documents.

In July 1995, the Company entered into a financing arrangement, whereby, the Company borrowed approximately $41,000,000. The loan accrues interest at LIBOR + 3% and matures in 1998. The proceeds of this borrowing were used to pay off the $9,400,000 and $15,000,000 loans described above, as well as to fund certain transactions related to the change in ownership described below.

Subsequent to June 30, 1995, the Company contributed certain assets and liabilities to a newly formed partnership controlled by the Company. The related party lender contributed its $17,700,000 note payable to this newly formed partnership in exchange for preferred equity which provides the related party partner with certain preferences of cash flow from the newly formed partnership.

As a result of certain acquisitions, which are discussed further in the Company's July 18, 1995 8-K filing, Londonderry Acquisition II Limited Partnership, a Delaware Limited partnership and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired control of the Company from Nomura Asset Capital Corporation.

In addition, the Company, affiliates of Apollo and certain executives (the "Management Group") executed an agreement whereby the Management Group sold to the Company their respective equity interests in the entity which owned the general partnership interest of the Company, and certain executives resigned. The effect of these transactions will be recorded in the period ending September 30, 1995. The Company expects to record expenses related to the settlement of certain employment agreements, incur other transaction related costs, and is evaluating other possible effects of the transactions.


PART II - OTHER INFORMATION


All items are inapplicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         WINTHROP FINANCIAL ASSOCIATES,
                         A LIMITED PARTNERSHIP
                         (Registrant)

                         By: /s/ Richard J. McCready
                                 Richard J. McCready
                                 Chief Operating Officer

                         By: /s/ Steven H. Schneider
                                 Steven H. Schneider
                                 Chief Accounting Officer



DATED: August 14, 1995