Form 10-Q
period 1995-09-30
WINTHROP FINANCIAL ASSOCIATES
filed 1995-11-14
CIK 759253

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter Ended  September 30, 1995    Commission File Number    2-94797


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


                                             YES      X              NO

Part I.   Financial Information:

Consolidated Statements of Operations


                                                                             For the Three Months            For the Nine Months
                                                                             Ended September 30,              Ended September 30,

(Amounts in thousands)(Unaudited)                                             1995            1994           1995            1994


Revenues:
Property acquisition and related fee income......................      $         -     $       217    $       553     $       628
Leasing commissions..............................................              162             364            847             905
Tenant service revenue...........................................            1,223             986          3,179           3,022
Management fees..................................................            3,450           3,627         10,428          11,118
Interest.........................................................              982             826          2,693           2,093
Rent.............................................................           12,208          10,979         34,956          30,962
Other............................................................              364             427          1,065           3,057
                                                                               ---             ---          -----           -----
      Total revenues.............................................           18,389          17,426         53,721          51,785
                                                                            ------          ------         ------          ------

Expenses:
Management, general and administrative...........................            4,597           4,995         13,330          14,977
Depreciation and amortization....................................            2,260           2,040          6,124           5,301
Tenant service expense...........................................              847           1,096          2,968           3,112
Interest. . . . .................................................            4,007           3,933         11,763          10,812
Rental operating expense.........................................            6,077           5,879         17,154          15,669
Nonrecurring organizational costs................................            4,903               -          4,903               -
                                                                             -----               -          -----               -
      Total expenses.............................................           22,691          17,943         56,242          49,871
                                                                            ------          ------         ------          ------
      Operating income (loss) ...................................           (4,302)           (517)        (2,521)          1,914

Equity in income (loss) of investment programs...................              (23)             15            (27)           (102)
Nonrecurring organizational costs................................                -          (5,905)             -          (5,905)
                                                                                 -          ------              -          ------
      Loss before minority interest and credit
      for income taxes...........................................           (4,325)         (6,407)        (2,548)         (4,093)

Minority interest................................................              484               -            484              92
                                                                               ---             ---            ---     -      ----
      Loss before provision for income taxes.....................           (4,809)         (6,407)        (3,032)         (4,185)
                                                                            ------          ------         ------          ------

(Credit) provision for income taxes..............................             (419)         (2,872)           530          (1,872)
                                                                              ----          ------            ---         -------

      Net loss...................................................      $    (4,390)    $    (3,535)   $    (3,562)    $    (2,313)
                                                                       ==  =======     ==  =======    =    ======     =  ========

Net loss allocated to:
     General Partner.............................................      $      (463)    $      (301)   $      (463)    $      (301)
                                                                       =      ====     =      ====    =      ====     =     =====

      Unitholders:
       General Partner ..........................................      $    (2,549)    $    (1,655)   $  (2,549  )    $    (1,655)
                                                                       =    ======     =    ======    =========       =    ======

       Public Unitholders........................................      $    (1,378)    $    (1,579)   $      (550)    $      (357)
                                                                       =    ======     =    ======    =      ====     =      ====

PublicUnitholders  net loss per unit/based  upon the weighted  average number of
      Units outstanding - 2,712,814 for the three and nine months ended
      September 30, 1995 and 1994 ...............................      $      (.51)    $      (.58)   $      (.20)    $      (.13)
                                                                       =      ====     =      ====    =      ====     =      ====

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Balance Sheets

                                                                         September 30, 1995          Dec. 31, 1994
(Amounts in thousands)                                                          (Unaudited)

ASSETS
Current Assets:
 Cash and cash  equivalents  (of which  $4,415  and  $7,726 is  unrestricted  at
   September 30, 1995 and December 31, 1994,
   respectively)..........................................................      $     17,754          $    18,898
 Current portion of receivables:
  Fees, commissions and reimbursements, including accrued interest                     4,477                4,406
  Loans...................................................................             1,044                  310
 Earnest money deposit....................................................               100                2,300
 Other ...................................................................               289                1,448
                                                                                         ---                -----
      Total current assets................................................            23,664               27,362
                                                                                      ------               ------
Long-term Receivables:
 Fees, net of reserves of $16,639 at September 30, 1995
   and December 31, 1994..................................................            10,015                8,921
 Loans, net of reserves of $16,960 and $16,908 at September 30,
   1995 and December 31, 1994, respectively...............................             3,223                3,050
                                                                                       -----               ------
      Total long-term receivables.........................................            13,238               11,971
                                                                                      ------              -------
Real Estate Assets:
 Land ....................................................................             30,62               27,814
 Buildings (net of accumulated depreciation of $11,010 and $6,930
   at September 30, 1995 and December 31, 1994, respectively).............           149,809              141,661
 Furniture, fixtures, equipment (net of accumulated depreciation of $3,476 and $2,961 at September 30, 1995 and December 31, 1994,
  respectively)...........................................................             3,794                3,559
                                                                                 -----------                -----
      Total real estate assets............................................           184,215              173,034
                                                                                     -------              -------
Other Assets:
 Equity interests in and advances to investment programs, net.............             5,551                5,933
 Deferred costs (net of accumulated amortization of $3,374 and
   $2,837 at September 30, 1995 and December 31, 1994, respectively)                  11,575               11,343
 Other ...................................................................             1,275                1,561
      Total other assets..................................................            18,401               18,837




                                                                                $    239,518             $231,204
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
 Notes payable............................................................      $      1,282              $32,708
 Accounts payable.........................................................             2,807                2,989
 Accrued expenses and other...............................................            11,710               28,702
      Total current liabilities...........................................            15,799               64,399
Long-term Liabilities:
 Notes payable............................................................           179,015              130,615
 Deferred taxes...........................................................            12,372               11,926
 Other . . . .............................................................             5,843                6,449
      Total long-term liabilities.........................................           197,230              148,990
Commitments and Contingencies
  Minority Interest.......................................................            17,308                  -
Partners' Capital:
   Limited Partners,  $25 stated value per Unit;  authorized - 21,249,942 Units;
     issued and outstanding - 15,284,243 Units:
     Public Unitholders, 2,712,814 Units with preferential rights.........            41,604               42,282
     General Partner, 12,571,429 Units without preferential rights........           (23,403)             (20,262)
   General Partner........................................................            (4,776)              (4,205)
   Investment in W.L. Realty Limited Partnership..........................            (4,244)                 -
                                                                                      ------                  -
      Total partners' capital.............................................             9,181               17,815
                                                                                $    239,518             $231,204

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                           For the
                                                                                          Nine Months
                                                                                            Ended
                                                                                         September, 30
(Amounts in thousands)(Unaudited)                                                     1995             1994


Cash flows from operating activities:
Net loss .................................................................      $   (3,562)           $(2,313)
Adjustments to reconcile  net loss to net cash
 provided by (used in)  operating activities:
 Noncash portion of nonrecurring organizational costs....................               -               5,905
    Increase in minority interest.........................................             484                 92
    Depreciation and amortization.........................................           6,124              5,301
    Equity in loss of investment programs.................................              27                102
    Increases (decreases) in cash as a result of changes in
     operating assets and liabilities:
      Fees receivable.....................................................          (1,165)             5,147
      Other assets........................................................           1,445             (1,272)
      Accounts payable....................................................            (182)            (3,022)
      Accrued expenses....................................................         (16,992)             1,192
      Deferred taxes......................................................             446             (1,872)
      Other liabilities...................................................            (606)            (1,377)
        Net cash (used in) provided by operating activities...............         (13,981)             7,883
                                                                                   -------              -----


Cash flows from investing activities:
Capital expenditures....................................................            (4,962)           (32,175)
  Contributions to investment programs....................................             (14)              (110)
  Distributions from investment programs..................................             369                466
  Decrease in advances to investment programs.............................               -              2,945

  Decrease in earnest money deposit.......................................           2,200                 -
  Increase in deferred costs..............................................          (2,459)            (1,564)
  Increase in long term loans receivable..................................            (907)              (826)
                                                                                      ----                ----
        Net cash used in investing activities.............................          (5,773)            (31,264)

Cash flows from financing activities:
  Net borrowing under credit facilities...................................               -              19,588
  Borrowing of notes payable..............................................          59,572                   -
  Repayment of notes payable..............................................         (35,742)                  -
  Cash distribution to minority interest partner..........................            (976)                  -




  Investment in W.L. Realty Limited Partnership...........................          (4,244)                   -
    Net cash provided by financing activities.............................          18,610              19,588

Net decrease in cash and cash equivalents.................................          (1,144)             (3,793)

Cash and cash equivalents at beginning of period..........................          18,898              26,006

Cash and cash equivalents at end of period................................      $   17,754             $22,213

Supplemental disclosure of Non Cash Investing and Financing Activities: In April 1995, the Company purchased, from an unaffiliated party, an apartment complex in Austin, Texas. In conjunction therewith, the Company obtained $1,000,000 in seller financing and assumed a mortgage from a related party of $9,945,974.

In July 1995, a note payable to a related party in the amount of $17,800,000 was converted to preferred equity (classified as Minority Interest in the accompanying balance sheet). The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial StatementsSeptember 30, 1995

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements reflect the accounts of Winthrop Financial Associates ("WFA") and its subsidiaries including First Winthrop Corporation (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Public  Unitholders  are  entitled  to  a  6%  per  annum  cumulative   priority
distribution from all operating cash flow. At September 30, 1995, this unpaid accumulated preference amounted to $19,329,000 or $7.13 per unit.

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


2.       STATEMENTS OF CASH FLOWS

The Company made interest and income tax payments during the nine months ended September 30, 1995 and 1994 as follows:

    (Amounts in thousands)                           1995                      1994
    ----------------------                           ----                      ----
    Interest........................         $     11,078                   $10,393
    Income Taxes....................         $         84                         0

3.  SIGNIFICANT TRANSACTIONS

As of September 30, 1995 the Company's current assets exceeded its current liabilities by $7,865,000. During the third quarter of 1995, through a series of transactions described below, the Company refinanced $45,500,000 of indebtedness, of which $42,100,000 was previously classified as current.

In July 1995 the Company entered into a financing arrangement, whereby the Company borrowed approximately $42,000,000. This loan accrues interest at LIBOR + 3%, with an overall interest rate cap of 10.19%, and matures in 1998.
The proceeds of this loan were used to: (i) fund the costs associated with the transactions related to the change in ownership described below; (ii) repay approximately $9,400,000 of mortgage indebtedness due August 15, 1995 which was secured by a WFA owned apartment property; (iii) repay approximately $3,400,000 of mortgage indebtedness due October 31, 1996 which was also secured by a WFA owned property; and (iv) repay approximately $15,000,000 of mortgage indebtedness secured by certain WFA owned properties and was classified as a current liability due to a breach of certain financial covenants provided for in the loan documents.

In July 1995 the Company contributed certain assets and liabilities to a newly formed partnership controlled by the Company. The related party lender contributed a $17,700,000 note payable to this newly formed partnership in exchange for preferred equity which provides the related party partner with certain preferences of cash flow from the newly formed partnership. The proceeds of the note payable contributed were used to fund the June 1995 payment of an agreed upon settlement and the associated legal fees incurred relating to a suit brought against WFA and First Winthrop (see WFA 1994 Form 10-K filed with the SEC on May 15, 1995). The related party partner's equity is classified as minority interest on the accompanying Consolidated Balance Sheet as of September 30, 1995.

As further described in the Company's July 18, 1995 Form 8-K filing, a transaction was consummated which resulted in a change of control of the Company. Londonderry Acquisition II Limited Partnership, a Delaware limited partnership and an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired control of the Company from Nomura Asset Capital Corporation. Apollo or an affiliate may acquire additional Preferred Units. Any such acquisition may be made through private purchases, merger or consolidation of WFA, one or more future tender or exchange offers or by any other means deemed advisable.

In addition, the Company, affiliates of Apollo and certain executives (the "Management Group") executed an agreement whereby the Management Group sold to the Company their respective equity interests in the entity which owned the general partnership interest of the Company, and the Chairman and Vice Chairman resigned.

Payments related to the settlement of certain employment agreements, legal and consulting fees incurred in connection with the aforementioned transaction, the release of certain liabilities, and bonuses to certain members of management to continue in their employment with the Company have been recorded in the period ended September 30, 1995, on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 1995, as nonrecurring organizational costs which amounted to $4,903,000. The acquisition of the Management Group's equity interests were recorded on the accompanying Consolidated Balance Sheet as a reduction in equity, classified as Investment in W.L. Realty Limited Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During 1993 and 1994 the Company shifted the direction of its operations away from investment syndication and related transactional activities towards recurring revenues derived from the Company's property investments and service businesses. As a result of this shift, the components of revenues and expenses have changed and the Company's expenses reflect certain costs to implement this redirection.

The Company's operating loss for the three and nine months ended September 30, 1995 was ($4,302,000) and ($2,521,000), respectively. This represents a decline in operations of $3,785,000 and $4,435,000 over the corresponding periods in 1994. The decrease between corresponding periods, as explained in more detail below, is principally the result of 1995 nonrecurring organizational costs of $4,903,000, offset by increased revenues generated from property investments and reduced management, general and administrative costs. The Company's total net loss increased slightly from ($3,535,000) and ($2,313,000) for the three and nine months ended September 30, 1994 to ($4,390,000) and ($3,562,000), respectively for the same period in 1995, caused by the effect of the minority interest, discussed below, and the 1994 credit for income taxes.

The largest component in the Company's revenues for the three and nine months ended September 30, 1994 and 1995 is rental revenue. Rental revenue for the three and nine months ended September 30, 1995 was $12,208,000 and $34,956,000, respectively, representing an increase of $1,229,000 (11%) and $3,994,000 (13%) over the same periods in 1994. This increase is the result of the acquisition of five apartment properties containing 953 apartment units during 1994 and 1995, as well as improved operations at previously acquired apartment properties. Correspondingly, rental operating expenses increased for the three and nine months ended September 30, 1995 by $198,000 (3%) and $1,485,00 (9%),
respectively, yielding operating income from these properties, before interest expense and depreciation and amortization, for the three and nine months ended September 30, 1995 of $6,131,00 and $17,802,000, respectively, representing a respective 20% and 16% increase over the same periods in 1994. Interest expense relating to these WFA owned properties was $11,075,000 for the nine months ended September 30, 1995. This reflects an increase of $1,940,000 over the nine months ended in 1994, principally attributable to the acquisitions discussed above. A portion of the debt secured by certain WFA owned properties was refinanced in July 1995, as discussed further in the Financial Condition section below.

The Company's service businesses are comprised of property and asset management, tenant services, leasing, and property acquisition. Management fees, the largest component of the service business revenue, decreased by $177,000 (5%) and $690,000 (7%) for the three and nine months ended September 30, 1995, respectively, over the same period in 1994. In July 1994 the Company, in its effort to focus the service businesses on apartment and commercial properties, sold its hotel management division, Winthrop Hotels and Resorts. This sale resulted in a reduction of management fees of $1,188,000 for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. Accordingly, as discussed below, this transaction resulted in decreased management, general and administrative expenses. The reduction in management fee revenue from the sale was offset by an additional property management contract for an apartment property containing 2,899 apartment units and improved operations at existing properties under management.

Tenant service revenue for the three and nine months ended September 30, 1995 was $1,223,000 and $3,179,000, respectively, representing an increase of $237,000 (24%) and $157,000 (5%) for the corresponding periods in 1994. This increase reflects security contract fee increases on existing contracts and, at one property under contract, additional security coverage during construction. The Company recognized reductions in tenant service expense for the three and nine months ended September 30, 1995 of $249,000 (23%) and $144,000 (5%) over the same periods in 1994 as a result of management's efforts to control costs.

During the third quarter of 1994 the Company recognized approximately $100,000 of nonrecurring leasing commissions in connection with one property under contract. Consequently, leasing commissions for the three and nine months ended September 30, 1995 are decreased by $202,000 and $58,000, respectively.

Property acquisition and related fee income represents transactional fees earned through structuring net lease arrangements. During the third quarter of 1995 there were no such fees earned.

Other income for the nine months ended September 30, 1995 decreased significantly (65%) from the nine months ended September 30, 1994. This is entirely attributable to nonrecurring recoveries recognized in 1994 of approximately $1,200,00 in connection with previously reserved receivables and $400,000 of nonrecurring cash distributions from investment programs.

Interest income for the three and nine months ended September 30, 1995 increased by $156,000 (19%) and $600,000 (29%), respectively. This is mainly attributable to the increase in investment earnings rates and the effects of compounding interest accrued on certain loans receivable.

As noted above, the Company has incurred certain management, general and administrative costs in connection with the restructuring and refocusing of WFA's business. The most significant of these costs were incurred during 1994, primarily relating to severance costs and consulting fees. Additionally, costs related to the management of hotels have been eliminated since the July 1994 sale. Accordingly, for the three and nine months ended September 30, 1995, management, general and administrative costs have declined by $398,000 (8%) and $1,647,000 (11%) respectively.

Nonrecurring organizational costs of $4,903,000 recognized during the third quarter of 1995 reflect amounts incurred in connection with the change in control reported in the July 18, 1995 Form 8-K. This transaction is described further in the Financial Condition section below. Nonrecurring organizational costs of $5,905,000 recognized during the same period in 1994 are ascribed to the Company's decision to postpone the formation of a real estate investment trust.

Cash flow used in operations was ($13,981,000) for the nine months ended September 30, 1995. The $21,864,000 decline from the corresponding period in 1994 is due principally to: (i) the $17,000,000 payment of an agreed upon legal settlement, discussed below; (ii) $4,903,000 of nonrecurring organizational costs paid in the third quarter of 1995; (iii) the payment of bonuses during 1995 of approximately $840,000; and (iv) the payment of severance costs in 1995 of $500,000. These payments are partially offset by the improved operations of the Company.

Cash used in investment  activities for the nine months ended September 30, 1995
of  $5,773,000  was  primarily  for  capital   improvements  to  the  WFA  owned
properties.



FINANCIAL CONDITION

As of September 30, 1995 the Company's current assets exceeded its current liabilities by $7,865,000. During the third quarter of 1995, through a series of transactions described below, the Company refinanced $45,500,000 of indebtedness, of which $42,100,000 was previously classified as current.

In July 1995 the Company entered into a financing arrangement, whereby the Company borrowed approximately $42,000,000. This loan accrues interest at LIBOR + 3%, with an overall interest rate cap of 10.19%, and matures in 1998. The proceeds of this loan were used to: (i) fund the costs associated with the transactions related to the change in ownership described below; (ii) repay approximately $9,400,000 of mortgage indebtedness due August 15, 1995 which was secured by a WFA owned apartment property; (iii) repay approximately $3,400,000 of mortgage indebtedness due October 31, 1996 which was also secured by a WFA owned property; and (iv) repay approximately $15,000,000 of mortgage indebtedness secured by certain WFA owned properties and was classified as a current liability due to a breach of certain financial covenants provided for in the loan documents.

In July 1995 the Company contributed certain assets and liabilities to a newly formed partnership controlled by the Company. The related party lender contributed a $17,700,000 note payable to this newly formed partnership in exchange for preferred equity which provides the related party partner with certain preferences of cash flow from the newly formed partnership. The proceeds of the note payable contributed were used to fund the June 1995 payment of an agreed upon settlement and the associated legal fees incurred relating to a suit brought against WFA and First Winthrop (see WFA 1994 Form 10-K filed with the SEC on May 15, 1995). The related party partner's equity is classified as minority interest on the accompanying Consolidated Balance Sheet as of September 30, 1995.

As further described in the Company's July 18, 1995 Form 8-K filing, a transaction was consummated which resulted in a change of control of the Company. Londonderry Acquisition II Limited Partnership, a Delaware limited partnership and an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired control of the Company from Nomura Asset Capital Corporation. Apollo or an affiliate may acquire additional Preferred Units. Any such acquisition may be made through private purchases, merger or consolidation of WFA, one or more future tender or exchange offers or by any other means deemed advisable

In addition, the Company, affiliates of Apollo and certain executives (the "Management Group") executed an agreement whereby the Management Group sold to the Company their respective equity interests in the entity which owned the general partnership interest of the Company, and the Chairman and Vice Chairman resigned.

Payments related to the settlement of certain employment agreements, legal and consulting fees incurred in connection with the aforementioned transaction, the release of certain liabilities, and bonuses to certain members of management to continue in their employment with the Company have been recorded in the period ended September 30, 1995, on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 1995, as nonrecurring organizational costs which amounted to $4,903,000. The acquisition of the Management Group's equity interests were recorded on the accompanying Consolidated Balance Sheet as a reduction in equity, classified as Investment in W.L. Realty Limited Partnership.

As a result of the above transactions, the Company's assets are highly leveraged. Consequently, a more significant portion of cash flow will be needed to meet debt service requirements. Management anticipates that cash flow from operations will be sufficient to fund these requirements and increased cash flow from operations will be provided through: (i) improved property operations at WFA owned properties; (ii) improved operations at properties currently under management contract; (iii) reduced management, general and administrative expenses; and (iv) the elimination of nonrecurring organizational costs.

PART II - OTHER INFORMATION


All items are inapplicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



            WINTHROP FINANCIAL ASSOCIATES,
            A LIMITED PARTNERSHIP
           (Registrant)


     By:    /s/Richard J. McCready
               Richard J. McCready
               Chief Operating Officer


      By:    /s/Anthony R. Page
                Anthony R. Page
                Chief Financial Officer




DATED:  November 14, 1995