Form 10-K
period 1995-12-31
WINTHROP FINANCIAL ASSOCIATES
filed 1996-04-16
CIK 759253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 1995                     Commission File
                                                         Number  0-14568


              WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its charter)

       Maryland                                  04-2846721
 (State of organization)              (I.R.S. Employer Identification No.)

One International Place, Boston, Massachusetts                     02110
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number including area code: (617) 330-8600

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

                 Assignee Units of Limited Partnership Interest
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                         [X]

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                                     PART I

Item 1.  Business.

General.

         Winthrop Financial Associates, A Limited Partnership ("WFA") was organized as a Maryland limited partnership under the Maryland Revised Uniform Limited Partnership Act on December 4, 1984. WFA is a real estate investment and management firm, primarily engaged, through entities which it controls, in the acquisition and operation of real estate for its own account and in the business of providing property management, asset management and investor services to affiliated investment partnerships and unaffiliated owners of developed real estate.

         The general partner of WFA is Linnaeus Associates Limited Partnership, a Maryland limited partnership ("Linnaeus"). See "Change in Control" below.

         At the time of its formation, WFA's principal business and revenue source was its real estate syndication operation. This operation was the mechanism by which WFA increased the portfolio of real estate assets under its control and management. By the end of 1993, WFA decided to discontinue financing its investment activities through the syndication process. WFA continues to provide asset management, investor services and, in many instances, property management services to investment partnerships previously syndicated by WFA, or currently controlled by WFA or its affiliates.

         The company's business is presently focused on strategic investment acquisitions of improved real estate for its own account and the growth of its asset and property management-related service operations.

Change In Control

         Prior to December 22, 1994, Mr. Arthur J. Halleran, Jr. was the sole general partner of Linnaeus. On December 22, 1994, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty") pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), a Delaware corporation, Mr. Halleran and certain other individuals who comprised the senior management of WFA. NACC is a wholly-owned subsidiary of Nomura America Holding Inc., a Delaware corporation, which is a wholly-owned subsidiary of Nomura Securities Company, Ltd., a Japanese corporation with worldwide investment banking, securities and commodities operations. W.L. Realty was a then newly-organized Delaware limited partnership, the general partner of which was A.I. Realty Company, LLC, a then newly-organized New York limited liability company ("Realtyco"). The equity securities of Realtyco were held by certain employees of NACC. The limited partners of W.L. Realty at the time of its formation were NACC, Mr. Halleran and five other individuals who comprised the senior management of WFA.

         On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), a Delaware limited partnership, executed a purchase agreement, dated as of July 14, 1995 ("Purchase Agreement"), by and among Londonderry II, NACC, Realtyco, Partnership Acquisition Trust I, a Delaware business trust ("PATI"), and Property Acquisition Trust I, a Delaware business trust ("PAT").

         Pursuant to the Purchase Agreement, Londonderry II purchased (i) NACC's sixty four percent (64%) limited partnership interest in W.L. Realty, (ii) Realtyco's one percent (1%) general partnership interest in W.L. Realty, (iii) all of NACC's right, title and interest in and to, and the indebtedness evidenced by, that certain acquisition loan agreement (the "WLR Acquisition Loan Agreement"), dated as of December 22, 1994, with W.L. Realty, as borrower, pursuant to which NACC made loans to W.L. Realty to finance W.L. Realty's acquisition of general and limited partnership interests in Linnaeus Associates Limited Partnership, a Maryland limited partnership ("Linnaeus"), (iv) all of NACC's right, title and interest to, and the indebtedness evidenced by, that certain acquisition loan agreement dated as of January 31, 1995, with Aquarius Acquisition, L.P., a Delaware limited partnership (the "Aquarius Partnership"), as borrower, pursuant to which NACC made loans to the Aquarius Partnership to finance the Aquarius Partnership's acquisition of limited partnership interests in Springhill Lake Investors Limited Partnership, a Maryland limited partnership ("Springhill Lake"), pursuant to a tender offer and certain private acquisition transactions, (v) all of NACC's right, title and interests pursuant to the agreement (the "Investment Agreement"), dated as of December 3, 1994, by and among NACC, Linnaeus, Mr. Arthur J. Halleran, Mr. Jonathan W. Wexler and the other signatories thereto (collectively, the "Management Group"), (vi) the one percent (1%) general partnership interest in the Aquarius Partnership, and (vii) a seventy four percent (74%) limited partnership interest in the Aquarius Partnership.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, Londonderry II acquired control of WFA from NACC.

         Londonderry II consummated the transactions set forth above for a total consideration of $32 million, of which $10 million was provided by Apollo. In addition, Londonderry II issued NACC a $22 million non-recourse purchase money note due 1998 (the "Purchase Money Note"), as set forth in a loan agreement, dated as of July 14, 1995, by and between NACC and Londonderry II.

     Initial security for the Purchase Money Note includes (i) the W.L. Realty partnership interest acquired by Londonderry II, (ii) the Aquarius partnership interests in Springhill Lake, (iii) the partnership interests in WFA of Londonderry Acquisition Limited Partnership, a Delaware limited partnership which is an affiliate of Londonderry II and Apollo ("Londonderry I"), (iv) the W.L. Realty partnership interest in Linnaeus, and (v) Londonderry II's title and interest in and to, and the indebtedness evidenced by, the WLR Acquisition Loan Agreement.

         In addition to the foregoing, Apollo, Londonderry I, WFA and the Management Group executed an agreement, dated as of July 14, 1995 (the "Management Agreement"), which effected (i) the sale to WFA of the equity interests held by the members of the Management Group in W.L. Realty and certain of its affiliates, (ii) the release of the Management Group by Londonderry I, Apollo and WFA from all claims other than those arising out of the Management Agreement, (iii) the release of Londonderry I, Apollo and WFA by the Management Group from all claims other than those arising out of the Management Agreement and (iv) certain matters with respect to the employment of the Management Group, as set forth below.

     In connection with the Management Groups' sale of their equity interests in W.L. Realty and certain of its affiliates, Messrs. Halleran and Wexler resigned all of their positions as officers, employees and directors of WFA and its affiliates. In connection therewith, pursuant to their respective employment agreements WFA paid an aggregate of $2,318,537 in severance to Messrs. Halleran and Wexler. Messrs. Halleran and Wexler also reaffirmed the survival of their non-competition and non-solicitation covenants with WFA. Also, pursuant to the Management Agreement, certain members of WFA's continuing management received bonuses from WFA to continue in their current employ with WFA. Such members of WFA's management have covenanted as to the continuing survival of their employment agreements with WFA. See "Item 11, Executive Compensation".

         As a result of these transactions and subsequent purchases of limited partnership assignee units, Apollo and its affiliates beneficially own the entire general partner ownership interest in WFA, representing a 13.01% of ownership interest in WFA, and a limited partnership interest in WFA, representing approximately a 82.25% ownership interest. See "Item 12, Security Ownership of Certain Beneficial Owners and Management."

Description of Business.

(a)      Investment Acquisitions.

     During 1993, 1994 and 1995 WFA and its affiliates acquired the fee interest in 35 apartment properties. As of December 31, 1995, WFA and its affiliates owned a total of 35 apartment properties with a total of 8,176 apartment units. Rental income derived from WFA's wholly-owned real estate represents approximately 66% of the company's total revenue for 1995. WFA has no current intention to syndicate its wholly-owned apartment properties and is presently holding these properties for investment purposes. Significant property acquisitions and financing activities completed in 1995, 1994 and 1993 are summarized below.

         Springhill Lake Limited Partnership ("Springhill Lake"). On February 1, 1995, Aquarius Acquisition, L.P., a Delaware limited partnership, the general partner of which is Londonderry II and the limited partner of which is WFA ("Aquarius"), offered to purchase outstanding limited partner interests ("Springhill Units") in Springhill Lake. Springhill Lake was organized in 1984 to invest in ten operating partnerships formed to own and operate a garden apartment complex containing 2,899 apartment units located in Greenbelt, Maryland (the "Project"). On March 21, 1995, Aquarius' offer to purchase Springhill Units for cash consideration of $36,400 concluded. Aquarius purchased
216.65 Springhill Units (approximately 33.4% of the total Springhill Units outstanding). Subsequently, a number of limited partners in Springhill Lake requested that Aquarius purchase their units for the price specified in the tender offer. As of March 1, 1996, Aquarius owns a total of 234.65 Springhill Units (approximately 36.16% of the total Springhill Units outstanding).

         The tender offer was commenced shortly following the mailing on January 19, 1995 of a consent solicitation to the limited partners of Springhill Lake by Greenbelt Residential Limited Partnership ("Greenbelt"), an affiliate of Theodore N. Lerner ("Lerner"). Lerner negotiated the purchase of Springhill Lake's 90% interest in the Project in the mid 1980's and holds a 10% limited partnership interest in each of the ten operating partnerships. An affiliate of Lerner ("Lerner Management") had performed property management services at the Project for the 10 years prior to May 1995. In October 1994 Springhill Lake notified Lerner Management of its intention to terminate the property management contract with Lerner Management. Greenbelt thereafter made an offer to purchase the Project and approximately six weeks later began soliciting the consent of a majority in interest of the limited partners of Springhill Lake to a dissolution of Springhill Lake, with the stated goal of forcing a sale of the Project. The termination of Lerner Management as property manager, the engagement of Winthrop Management as the new property manager and the tender offer have given rise to a series of lawsuits. See, "Item 3, Legal Proceedings." Effective May 1, 1995, Winthrop Management executed a property management agreement and assumed responsibility for on-site management of the Project.

         Winthrop-Austin Holdings, LP ("Winthrop-Austin"). Winthrop-Austin, a Delaware limited partnership, was formed in 1995 for the purpose of acquiring in April 1995 the fee interest in a 329 unit garden style apartment complex located in Austin, Texas known as "The Hills" and "The Hills West". Fifteen Winthrop Properties, Inc. is the sole general partner of Winthrop-Austin and WFA as the sole limited partner of Winthrop-Austin. Winthrop-Austin acquired The Hills for a total purchase price of $11,050,000 (approximately $33,587 per apartment unit) of which $1,000,000 was provided in seller financing and $8,470,000 was provided through a mortgage loan from NACC. See "Item 13, Certain Relationships and Related Party Transactions." At the time of acquisition, Winthrop Management assumed property management and asset management functions.

         Southwestern Properties. In July 1993 two wholly-owned subsidiaries of WFA acquired a general partnership interest and approximately 11% of the total equity interest in a portfolio of 25 apartment properties (containing 6,287 units) located primarily in Texas and Arizona (the "Southwestern Properties"). WFA paid approximately $5.2 million (excluding brokerage fees) for these interests and the management rights associated with these properties. In January 1994, WFA acquired the balance of the general partnership interest and control of the partnerships owning these properties, together with a 30% equity interest held by affiliates of an investment banking firm which had arranged debt financing for the properties, for approximately $3.9 million. On May 31, 1994, WFA acquired the balance of the equity interests held by the seller and its affiliates for approximately $10.4 million.

         As part of the transaction in which WFA acquired its general partnership interest in the Southwestern Properties, the partnerships owning these properties incurred an aggregate of $106.3 million of non-recourse mortgage financing. The loans are generally payable, interest only at 9% per annum until July 2000. A senior portion of the debt, in the approximate amount of $93 million, matures in July 2000. A junior portion of the debt, in the approximate amount of $13.3 million, matures in July 2018, but the annual rate of interest payable on the principal balance and accrued interest after July 2000 is 11%.

     In July 1995, WFA contributed to Winthrop Southwest Holdings Limited Partnership ("WSWH"), a newly-formed partnership, all of its right, title and interest in and to the Southwestern Properties and NACC contributed to WSWH a $17,800,000 note receivable from WFA and First Winthrop Corporation. Pursuant to the terms of WSWH's partnership agreement, NACC is entitled to receive the first $17,800,000 in distributions from such partnership together with a priority return of LIBOR plus 6.5% on such contribution. The $17,800,000 note was the note made in connection with the settlement of a litigation involving First Winthrop Corporation. See "Item 3, Legal Proceedings - Fred Rosen et al v. First Winthrop Corporation et al."

         Winthrop Florida Apartments Limited Partnership ("Winthrop Florida"). Winthrop Florida is a Maryland limited partnership which owns nine apartment complexes (the "Winthrop Florida Properties") consisting of 1,560 units in the aggregate. The general partner of Winthrop Florida is Fourteen Winthrop Properties, Inc.("14 Winthrop") and WFA is the limited partner. The properties owned by Winthrop Florida are all managed by Winthrop Management.

     Of the nine properties, two garden style apartment complexes containing 486 units were acquired in 1994. These properties are located in Jacksonville, Florida and San Antonio, Texas. The aggregate acquisition price for these properties was $15.1 million (averaging approximately $31,100 per apartment unit) which was originally funded from advances from WFA's cash resources, advances under WFA's credit facilities and the assumption of $9.4 million of mortgage debt. The average age of these properties is 8 years.

         In connection with the refinancing of the Winthrop Florida Properties described below:

     (i) Sandcastles Associates Limited Partnership ("Sandcastles"), a limited partnership, the general partner of which was 14 Winthrop and the limited partner of which was WFA, transferred its interest in its 138 unit garden style apartment complex located in Houston, Texas which it had acquired in 1994. Sandcastles acquisition price for this property was $5.2 million (approximately $37,700 per apartment unit) which was originally funded from advances from WFA's cash resources, advances under WFA's credit facilities and the assumption of $3.9 million of mortgage debt. The age of the property is 8 years; and

     (ii) Winthrop Multi-Family Limited Partnership transferred its interest in six properties containing 936 units in the aggregate. Of the six properties, two are located in Houston, Texas, and one property is located in each of Morrow, Georgia, Greensboro, North Carolina, Bedford, Texas and Austin, Texas. These properties were encumbered by $15,000,000 of first mortgage debt.

         In July, 1995, Winthrop Florida obtained a loan from a third party lender in order to refinance the existing mortgages on all of the Winthrop Florida Properties. The principal amount of the mortgage loan was $42,000,000. It bears interest at LIBOR plus 3%, with an overall interest rate cap of 10.19%, and matures on June 30, 1998.

         See "Item 13, Certain Relationships & Related Party Transactions," for additional information on investment acquisitions made by WFA.

(b)      Service Business.

         Approximately 27% of WFA's revenue in 1995 was derived from its property management-related service operations. WFA, through its subsidiary partnerships, performs on-site property management, leasing, asset management, insurance brokerage and certain tenant-related services (collectively, the "Service Business"). During 1995 and the first quarter of 1996, management determined to outsource certain services which it had historically performed such as building security and cleaning services. The Service Business provides management and related services to many of the investment partnerships organized or controlled by WFA. Most of the revenue earned by WFA's Service Business is derived from contractual relationships with investment partnerships organized by WFA.

     WFA's Service Business is conducted primarily through Winthrop Management, a general partnership consisting of wholly-owned corporate subsidiaries of WFA. The Service Business is organized functionally into three principal divisions which are described below.

     Apartment Division. The Apartment Division of Winthrop Management is responsible for property management (as well as acquisitions) with respect to the portion of WFA's portfolio comprised of multifamily apartment properties. This division also provides strategic direction, performance evaluation and advisory services to certain investment partnerships organized or controlled by WFA which own apartment properties. This division employs a total of approximately 912 people, which total includes acquisitions officers, national property management staff (including accounting functions), regional property management staff and on-site management personnel. The division maintains its headquarters in Boston and maintains regional offices at property locations throughout the United States. As of January 1, 1996, the division managed a total of approximately 30,287 apartment units, making WFA the 19th largest apartment manager in the U.S., based on a ranking compiled by the National Multi-Housing Council as of January 1, 1996. All but one of the apartment properties under management at December 31, 1995 were owned either by investment partnerships organized by WFA or by partnerships in which a subsidiary of WFA has acquired control through purchase of the general partnership interest.

         In addition to the new management assignments described in "Item 1, Description of Business-Investment Acquisitions," dDuring the second quarter of 1995 the Apartment Division assumed management of an apartment complex owned by a third party consisting of 643 units.

     Commercial Division. During 1995 the Commercial Division provided property management, leasing, consulting and tenant services to commercial office, retail and industrial facilities owned by both Winthrop-syndicated partnerships and unaffiliated third parties. Revenues for 1995 earned under contracts with non-affiliates represented approximately 23.8% of the total revenues earned for 1995 from the operations of the Commercial Division. The decline in revenues derived from non-affiliates compared to prior years is principally attributable to the termination in August 1995 of Winthrop Management's management and leasing assignment at One Federal Street, a 1.1 million square foot office tower located in Boston, Massachusetts.

         Following the loss of One Federal assignment, WFA evaluated the staffing requirements and profitability of its remaining third party management and advisory service assignments and its tenant services business. As a result of this evaluation, WFA made the decision to downsize its Commercial Division and to terminate the remainder of its existing third party assignments. In the first quarter of 1996, WFA outsourced to third party operators all of its tenant service functions, including construction services and building cleaning and security. In addition, in connection with the sale by the holder of the debt encumbering the properties owned by Nineteen New York Properties Limited
Partnership, an affiliate of WFA, WFA and its affiliates no longer provide property management or leasing services for these properties.

         Until December 1995, the Commercial Division also provided advisory services to Pioneer Winthrop Real Estate Investment Fund (the "Fund"), an open-ended mutual fund which is a member of the Pioneer Group of Funds. The Fund was organized in 1993 to invest in securities of real estate investment trusts and other real estate-related companies. A registered Investment Advisor, which is wholly-owned by WFA, had been engaged to provide advisory services to the Fund's manager, including evaluating and selecting securities of real estate investment trusts and other real estate-related companies for the Fund.

         As a result of the placement of a number of services previously performed by the Commercial Division with third parties, the number of employees employed by the Commercial Division has been reduced from approximately 414 people in 1994 to 97 people at April 1, 1996. The Commercial Division employees are located either in the Boston headquarters office or at the individual properties.

     As of March 1, 1996, Winthrop Management continues to provide management, consulting, leasing, construction and supervisory services to three office towers, five industrial properties and one mixed-use property, consisting principally of retail shops. The division currently manages and/or leases approximately 3.4 million square feet of commercial space, all of which is owned by investment partnerships organized or controlled, directly or indirectly, by WFA, of which 2,726,000 square feet consists of office space, 546,000 square feet consists of industrial space and 143,000 square feet consists of retail shops.

     Revenue from the operations of the Commercial Division represented 3.7% of WFA's annual revenue for 1995. As a result of the significant changes made in the Commercial Division during 1995 and the first quarter of 1996, it is expected that the percentage of WFA's total revenue earned from the activities of the Commercial Division will be substantially less in 1996. Similarly, the expenses attributable to the Commercial Division are expected to be substantially reduced.

     Asset Management Division. This division provides strategic direction, performance evaluation and advisory services principally to 226 existing investment partnerships sponsored by WFA and its affiliates. The division also handles relations and communications with investor limited partners in these partnerships. These investors consist of approximately 40,000 individuals and fiduciaries.

     Hotel Division. In July 1994, WFA sold its hotel management operations to an unaffiliated party for $1.5 million. WFA and its affiliates, however, retain their ownership interests in the related hotel properties. See "Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition."

     Employees. As of March 1, 1996, WFA and its affiliates employed approximately 1,050 individuals down from 1,245 at March 21, 1995, with approximately 1,010 employed in the investment acquisition and Service Business and approximately 40 employed in corporate administration and support functions.

     Competition. The performance of WFA's wholly-owned apartment properties is impacted by a number of competitive factors, including (i) the relative age and quality of WFA's properties in comparison to other apartment properties in the same market, (ii) rental concessions offered at properties of similar quality in similar locations in response to fluctuations in consumer demand, and (iii) and the types and quality of amenities and services provided by properties in the markets in which WFA's properties are located.

         Competition for property management-related service contracts tends to be dominated by regionally-based firms. WFA possesses industry knowledge, relationships and operating efficiencies that come from being a large, well-established organization. Because the company's operational activities are conducted through a network of regional and local operating offices, WFA has first-hand knowledge about the various economic, governmental and other important factors affecting its markets.

         Both the Commercial Division and, the Apartment Division provide services primarily to properties which are either wholly-owned by, or controlled by, WFA and its affiliates and is therefore not at significant risk of losing property management-related business to competitors.

     Environmental Regulations. Under various Federal and state environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances or petroleum product releases at a property, and may be held liable to a
governmental   entity  or  to  third   parties  for  property   damage  and  for
investigation and cleanup costs incurred by such parties in connection with contamination. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Management is not currently aware of any environmental liabilities which are expected to have a material adverse effect on WFA's operations or financial condition.

Item 2.  Properties

         WFA currently rents its principal executive offices consisting of (i) approximately 31,450 square feet in Boston, Massachusetts, and (ii) approximately 4,800 square feet in Jericho, New York of which approximately 3,000 square feet is subleased to non-affiliated third parties.

         In addition to the apartment properties referenced above under the subheading "Investment Acquisitions," WFA and its affiliates also own (i) certain retail properties containing 17,240 square feet and other real estate assets on the island of Nantucket, Massachusetts, and (ii) six parcels of land subject to long-term ground leases to investment partnerships organized by WFA.

Item 3.  Legal Proceedings.

         WFA, its affiliates and subsidiaries are parties to routine litigation arising in the ordinary course of business, in respect of which any liability is expected to be covered by liability insurance. In addition, WFA, certain of it affiliates and subsidiaries, and various former and current officers of WFA are or were defendants in the following legal proceedings:

         Fred Rosen, et al v. First Winthrop Corporation, et al., filed in December, 1988 in the State District Court of Harris County, Texas. The plaintiffs were investor limited partners in One Houston Associates Limited Partnership ("One Houston"), a real estate investment partnership organized in 1982. One Houston owned an office building in Houston occupied by a single tenant under a net lease. The tenant became insolvent in 1988, necessitating a renegotiation of the lease and the mortgage indebtedness encumbering the property. Ultimately, in 1992, the tenant's operations were taken over by the FDIC, which rejected the lease, triggering a filing for relief under Federal bankruptcy law by One Houston. A foreclosure sale occurred on March 30, 1994.

         The case was tried to a jury and, on February 2, 1995, the jury returned a verdict for the plaintiffs against First Winthrop and found damages of at least $30 million. On March 3, 1995, WFA and First Winthrop entered into a memorandum of agreement with the plaintiffs in which WFA and First Winthrop agreed to settle the case by paying One Houston the sum of $17 million on or before June 1, 1995. Notice of the settlement was sent out to limited partners of One Houston and the settlement was approved by the court several weeks later at a hearing held on May 12, 1995.

     In order to finance the settlement amount, First Winthrop obtained an unsecured loan from NACC in the amount of $17,700,000. This loan was subsequently increased to $17,800,000 and contributed by NACC to a newly-formed partnership, the partners of which are NACC and WFA. See "Item 1, Business - Description of Business, Investment Acquisitions, Southwestern Properties."

         Gray, et al v. First Winthrop Corporation, et al. (No. C-90-2600- JPV), filed on September 10, 1990 in the U.S. District Court, Northern District of California. This suit was brought by a class of limited partners in 353 San Francisco Associates Limited Partnership ("353"), a real estate investment partnership organized in 1984. 353 owned an office building in San Francisco which was foreclosed upon by the first mortgage lender in April 1990. The plaintiffs allege violations of common law and securities law fraud in the conduct of the original offering of investment interests and seek rescission of their investment, totaling $28 million.

     In September, 1994, summary judgment was entered against the plaintiffs and in favor of First Winthrop on all claims asserted by the plaintiffs. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit and oral arguments were heard on January 6, 1996. First Winthrop expects that summary judgment will be affirmed.

         M&R Limited Partnership v. Winthrop Financial Associates, et al. (Case No. 94-02575), filed on March 4, 1994 in Circuit Court of the 17th Judicial Circuit, Broward County, State of Florida. The plaintiff is a limited partner in Sixty Six Associates Limited Partnership ("Sixty-Six LP"). Sixty-Six LP was organized in 1987 to invest in two operating partnerships formed to own and operate the Pier 66 Resort and Marina in Fort Lauderdale, Florida. In March 1993, the operating partnerships filed for bankruptcy and, pursuant to a pre-negotiated plan, the operating partnerships sold the resort to an unaffiliated party. The plaintiff has asserted individual claims, derivative claims and class claims (brought on behalf of an unidentified class of similarly situated limited partners), alleging violations of Florida state securities laws, breach of fiduciary duties, fraud and negligence associated with the offering of limited partnership interests in the Partnership. The complaint sought unspecified damages, but asserted that damages exceeded $66 million. In December 1995, the court approved a Stipulation of Settlement and, after notice to the class members and a final hearing, the court, on March 4, 1996, entered a final order which dismissed with prejudice all class claims, all derivative claims and the action in its entirety as against WFA. Pursuant to the terms of the settlement, WFA and certain of its affiliates paid $675,000 in consideration of the settlement. Twelve class members opted out of the settlement and are not bound by the settlement.

     Albert Friedman, individually and as a representative of a class of similarly situated persons v. Linnaeus Associates Limited Partnership, et al. (Case No. 94-CH-11524), filed in December, 1994, in Circuit Court of Cook County, State of Illinois. The plaintiff is a limited partner in WFA and seeks to represent a class comprised of Preferred Unitholders of WFA. The plaintiff asserts various claims against Linnaeus, NACC and members of WFA's senior management, including breaches of fiduciary duties in entering into the December 22, 1994 transactions resulting in the transfer of the general partnership interest in Linnaeus. Plaintiff seeks damages in an unspecified amount. Linnaeus and certain of the individual defendants have filed a special appearance with the Court for the purpose of contesting personal jurisdiction.

     On March 20, 1996, a Stipulation of Settlement was entered into pursuant to which Londonderry Acquisition Corp., Inc. or its affiliate ("Londonderry Corp."), an affiliate of WFA, will undertake to liquidate the investments of the class members by effecting a merger pursuant to which the Preferred Unitholders of WFA will have the right to receive cash consideration per Preferred Unit equal to an amount determined by Londonderry Corp., but which must be opined on by a nationally recognized, independent investment banking firm as fair from a financial point of view. In no event will the price per Preferred Unit be less than $10.50. Preferred Unitholders will retain their rights to receive, in lieu of the merger price, an amount determined pursuant to such limited partner's appraisal rights under Maryland law. In exchange, Preferred Unitholders who do not request exclusion from the class will completely and finally release their claims against the defendants in this action and their right to bring derivative action on behalf and in the right of WFA. If Preferred Unitholders holding a certain percentage of units request exclusion from the settlement, Londonderry Corp. has the right to declare the stipulation null and void. A hearing for final approval of the Stipulation of Settlement is scheduled for May 23, 1996. If the settlement is approved, Preferred Unitholders interest in WFA will be liquidated pursuant to the merger transaction and affiliates of Apollo will own 100% of the total partnership interests in WFA.

         Theodore N. Lerner v. Three Winthrop Properties, Inc., (Case No. DKC-3601) (the "Lerner Action").

         Mitchel R. Montgomery, et al. v. Three Winthrop Properties, Inc. (Case No. 132222-V) (the "Montgomery Action")

         LER 8 v. Three Winthrop Properties, Inc., et al. (Case No. DKC-95-
555) (the "LER 8 Action").

     In connection with the tender offer made by Aquarius for units of limited partnership interest in Springhill Lake and the termination of Lerner Management and the appointment of Winthrop Management as the property manager at the Springhill Lake property, a number of lawsuits were commenced against Three Winthrop Properties, Inc., the managing general partner of Springhill Lake, NACC and certain affiliated parties. These lawsuits, to the extent they involve damage claims against WFA, its subsidiaries and affiliates, are described below:

     The Lerner Action was filed on December 27, 1994, in United States District Court for the District of Maryland, Southern District. The plaintiff ("Lerner") is a limited partner in the Springhill Operating Partnerships. The claims against Three Winthrop are for an accounting and breach of fiduciary duty. The plaintiff contends that Three Winthrop as managing general partner of the general partner of the Springhill Operating Partnerships has failed to make certain distributions to which he claims an entitlement. Plaintiff has not specified a particular monetary amount which he seeks, but does claim that more than $50,000 is involved. Three Winthrop acknowledges that the plaintiff is entitled to approximately $200,000 in distributions for the 1994 calendar year, but has denied that he is owed any other amount. Discovery is ongoing and it is not possible to predict the likely outcome of the litigation at this time.

     The Montgomery Action was filed on February 7, 1995, in Circuit Court of Montgomery County, Maryland. The plaintiffs are two limited partners in Springhill Lake and the limited partner in the Springhill Operating Partnerships (Lerner). Plaintiffs allege that Three Winthrop has breached its fiduciary duty by attempting to discharge the current property management agent for the Project and replace it with an affiliate of Three Winthrop. Plaintiffs seek equitable relief and damages in an unspecified amount. During the pendency of the Montgomery Action, one of the plaintiffs sold his interest in Springhill Lake and ceased to be a plaintiff. On January 22, 1996, the court granted the defendant's motion for partial summary judgment on all individual claims as well as the claims of another of the plaintiffs. The only remaining claim is therefore the claim of plaintiff Lerner on behalf of the operating partnerships.

         The LER 8 Action was filed in U.S. District Court for the District of Maryland, Southern District, on February 27, 1995. A limited partner filed this lawsuit on its own behalf and derivatively on behalf of Springhill Lake, alleging that Three Winthrop is in violation of Rule 13E-3 promulgated under the Securities Exchange Act of 1934 and that Three Winthrop has breached its fiduciary duty to limited partners. LER 8 also moved to preliminarily enjoin the tender offer commenced by Aquarius. Plaintiff has not articulated a claim for any damages. On February 27, 1995, Greenbelt Residential Limited Partnership ("Greenbelt"), an affiliate of Lerner, filed a motion to intervene as a plaintiff in the above action. On March 7, 1995, the court held a hearing on a motion to preliminarily enjoin the tender offer of Aquarius. Counsel for LER 8 and Greenbelt appeared and argued in support of the preliminary injunction. At the conclusion of the hearing, the court denied the motion for preliminary injunction, as well as an application for a temporary restraining order pursuant to an amended complaint filed the day of the hearing. The Court based its decision on the grounds that no irreparable injury would be suffered by limited partners of Springhill Lake if Aquarius' offer to purchase limited partner interests were allowed to proceed.

         Three Winthrop believes that the aforementioned claims against Three Winthrop are without merit and intends to defend vigorously against these allegations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.

     WFA has, to date, issued 15,284,243 units of limited partnership interest. WFA Nominee Co., Inc., a subsidiary of WFA, legally owns all units of limited partnership interest in WFA and has assigned substantially all of such limited partnership interests to Linnaeus and to those purchasers of assignee units of limited partnership interest who acquired such units in a public offering pursuant to a 1985 registration statement. Such units were assigned on the basis of one unit of limited partnership interest per assignee unit of limited partnership interest (the "Assignee Units"). All of the ownership attributes of limited partnership interests were also granted to holders of Assignee Units ("Unitholders").

         In September 1986, WFA's Partnership Agreement was amended by a majority vote of Unitholders of WFA. The amendment had the effect of: (i) granting to Unitholders, exclusive of Linnaeus, (the "Preferred Unitholders") a preferred distribution from all available operating cash flow equal to 6% per annum cumulative simple return on the Preferred Unitholders' original investment, reduced from time to time by any capital distributions, (ii) granting to all Preferred Unitholders a preferred distribution from all capital distributions of an amount equal to the greater of their original investment or fair market value, and (iii) granting WFA the right to redeem at any time all Assignee Units held by Preferred Unitholders (the "Preferred Units").

         There is generally no established public trading market for the Preferred Units. Trading in the Preferred Units is sporadic and occurs solely through private transactions. As of December 31, 1995, there were 1,424
Preferred Unitholders holding 2,712,814 Preferred Units. See "Item 3, Legal Proceedings - Albert Friedman, individually and as a representative of a class of similarly situated persons v. Linnaeus Associates Limited Partnership, et al" for a description of the proposed settlement of this action which will cause the liquidation of the Preferred Unitholders' interest in WFA.

         On November 9, 1994, Londonderry Acquisition Limited Partnership, an entity controlled by Apollo Real Estate Advisors, L.P., made a tender offer for 100% of the Preferred Units for a purchase price of $10.00 per Preferred Unit. The tender offer concluded on December 14, 1994 and Londonderry submitted to WFA transfer instruments for approximately 1,109,000 of such Preferred Units representing 40.9% of the total Preferred Units. All Assignee Units, other than the Preferred Units, are held by Linnaeus. See "Item 12, Security Ownership of Certain Beneficial Owners and Management."

         WFA's Certificate and Agreement of Limited Partnership, as amended to the date hereof (the "Partnership Agreement"), provides that cash distributions may be paid at any time and from time to time in the sole and absolute discretion of Linnaeus. The amount of each distribution will be determined by Linnaeus in its sole discretion. There are no legal or contractual restrictions on WFA's present or future ability to make cash distributions.

         As a result of the losses for the years ended December 31, 1995, 1994 and 1993, WFA did not have positive operating cash flow as defined for this period. There were no distributions paid to Unitholders, including Linnaeus, for 1995, 1994, or 1993. Under the terms of the Partnership Agreement, the Preferred Unitholders are entitled to a 6% per annum cumulative non-compounded priority distribution from all operating cash flow. At December 31, 1995, this unpaid accumulated preference amounted to $20,346,000 or $7.50 per Unit.


Item 6.  Selected Financial Data.

         The tables on the following pages sets forth selected financial data for WFA and its consolidated subsidiaries and is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes and Exhibits thereto included herein as an Exhibit.

Statement of Operations Data:
                                                    For the Year Ended or as of
December 31,
                                              1995       1994        1993   1992       1991
                                              (Amounts in Thousands, except per Unit data)
Revenues:
Property acquisition and related
  fee income                                $    670   $    981   $  3,348    $6,956   $  4,011
Leasing commissions                            1,007      2,237      1,660       979        648
Tenant service revenue                         4,038      4,118      3,003     3,919      7,562
Management fees                               13,924     14,269     14,949    11,819     14,896
Interest                                       3,002      3,029      6,001     2,781      7,102
Rent                                          47,388     42,371      3,190       535        503
Other                                          1,442      4,002      1,086     1,242      1,276
  Total revenues                              71,471     71,007     33,237    28,231     35,998

Expenses:
Management, general and
  administrative                            $ 17,630   $ 19,233   $ 17,688   $18,955   $ 22,062
Depreciation and amortization                  8,974      7,443      1,503       788        630
Tenant service expense                         3,839      4,289      2,752     3,857      7,057
Interest                                      15,918     14,582      3,187     1,160      3,268
Rental operating expenses                     23,421     21,989      1,481       235        318
Real estate charge                                --         --         --     1,918     60,255
  Total expenses                              69,782     67,536     26,611    26,913     93,590

Operating income (loss)                         1,689      3,471      6,626    1,318    (57,592)

Equity in loss of investment programs            (22)      (816)    (1,398)   (5,517)      (223)
Loss on sale of asset                             --         --         --    (1,884)        --
Nonrecurring organizational costs             (7,355)    (6,643)        --        --         --
Legal settlement expense                          --    (17,500)        --        --         --
Income (loss) from continuing operations
  before minority interest and provision
  (credit) for income taxes                   (5,688)   (21,488)     5,228    (6,083)   (57,815)
Minority interest                              1,134         92         --        --         --
Provision (credit) for income taxes            1,530     (8,315)     2,609     1,879    (15,388)

Net income (loss) from continuing
  operations                                  (8,352)   (13,265)     2,619    (7,962)   (42,427)

Loss from operations of discontinued business segments (net of applicable income tax benefits of $0, $0, $742,  $947 and $741 for the five years ended December
  31, 1995, 1994,
  1993, 1992 and  1991                            --         --     (2,206)   (2,436)     (1,024)
Loss on disposal of business segments
  (net of income tax benefit of $0 and
   $424 at December 31, 1994 and 1993)            --         --     (1,403)       --          --

Net loss from discontinued operations             --         --     (3,609)   (2,436)     (1,024)

Net income (loss)                            $(8,352)  $(13,265)  $   (990) $(10,398)  $ (43,451)

Net income (loss) to public
  Unitholders  per Unit
  - continuing operations                    $  (.48)  $   (.75)  $    .15     $(.45)  $   (2.41)
  - discontinued operations                  $    --   $     --   $   (.21)    $(.14)  $    (.06)

Number of Preferred Units outstanding
  (in thousands)                                2,713      2,713      2,713    2,713       2,713

Number of Assignee Units outstanding
  (in thousands)                               15,284     15,284    15,284    15,284      15,284

Cash distributions to Preferred
  Unitholders per Preferred Unit             $     --   $     --   $    --   $    --   $      --


Balance Sheet Data:

                                                        For the Year Ended or as of
                                                                  December 31,
                                              1995       1994        1993        1992       1991
                                                            (Amounts in Millions)

Current portion of fees, commissions
  and reimbursements                         $  5.5      $  5.6    $ 12.7      $  3.2     $  7.4
Long-term portion of fees and
  commissions receivable                     $  9.7      $  8.9     $  7.7      $ 8.1     $  7.5
Total assets                                 $230.9      $231.2     $113.9      $84.0     $ 77.1
Working capital                              $  3.7      $(37.7)    $ 16.3      $44.9     $ 41.0
Long-term liabilities                        $193.8      $149.0     $ 58.6      $43.9     $ 25.6
Equity                                       $  4.7      $ 17.8     $ 31.1      $32.1     $ 42.5



Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

         The following discussion should be read in conjunction with the financial information contained in Item 6 above and Item 8 below. WFA and its consolidated subsidiaries (including, but not limited to, First Winthrop and Winthrop Management) are sometimes referred to herein together as the "Company."

Liquidity and Capital Resources

         The Company generates substantially all of its income from rental revenues received at its properties and management fees and tenant service fees received by its Apartment, Commercial and Asset Management Divisions and is responsible for costs associated with the ownership and maintenance of its assets as well as general and administrative costs. At December 31, 1995, the Company had cash resources available to it of $12,362,000 of which $3,484,000 was unrestricted as compared to $18,898,000 of cash at December 31, 1994 of which $7,726,000 was unrestricted.

     The Company used $16,782,000 in operating activities and $5,807,000 in investing activities during 1995 which exceeded the Company's cash flow from financing activities of $16,053,000 during 1995. The shortfall is principally attributable to the payment of the One Houston settlement and the associated legal costs. See "Item 3, Legal Proceedings-Fred Rosen, et al v. First Winthrop Corporation, et al." The $16,053,000 of cash flow from financing activities is net of $4,244,000 used in connection with the purchase of the Management Group's equity interests in W.L. Realty. The cash requirements of the Company were satisfied by: (i) approximately $6,536,000 of the Company's reserves and (ii) the proceeds from a series of financing transactions consummated in the second and third quarters, described below.

     In July 1995 the Company entered into a financing arrangement, whereby the Company borrowed approximately $42,000,000. The loan accrues interest at LIBOR plus 3%, with an overall interest rate cap of 10.19%, and matures in 1998. The proceeds of this loan were used to: (i) fund severance and equity repurchase costs associated with the change in control of the general partner of the company (see "Item 1, Business - Change in Control"); (ii) repay approximately $9,400,000 of mortgage indebtedness due August 15, 1995 which was secured by a WFA owned apartment property; (iii) repay approximately $3,400,000 of mortgage indebtedness due October 31, 1996 secured by certain WFA owned properties; (iv) repay approximately $15,000,000 of mortgage indebtedness secured by certain WFA owned properties and was classified as a current liability due to a breach of certain financial covenants provided for in the loan documents; and (iv) repay $6,382,0000 relating a revolving credit facility.


     In July 1995 the Company contributed the Southwestern Properties to a newly formed partnership, Winthrop Southwest Holdings Limited Partnership ("WSWH") and NACC contributed to WSWH a $17,800,000 note receivable from WFA and First Winthrop Corporation in exchange for preferred equity which provides NACC with certain preferences of cash flow from operations. The proceeds of the $17,800,000 note were used to fund the settlement of the Rosen litigation referred to above and to pay expenses associated with the litigation and the loan transactions.

         In April 1995, the Company obtained,  as discussed in "Item 1, Business
- - Description of Business-Investment Acquisitions," approximately $9,470,000 in financing in connection with the acquisition of a 329 unit apartment complex.

         In February 1996, the Company contributed approximately $36.6 million of receivables to Nineteen New York Properties Limited Partnership ("19NY") in connection with a loan restructuring transaction pursuant to which an affiliate of Apollo acquired the existing debt on certain of 19NY's properties. The remaining $10 million of receivables owed by 19NY and 1626 New York Associates Limited Partnership, a general partner of 19NY, were evidenced by a promissory note which the Company sold to an affiliate of Apollo for $6,000,000. See "Item 8, Financial Statements and Supplementary Data, Note 4."

         At this time the Company believes that its cash reserves and cash flow from operations will be sufficient to satisfy future working capital requirements. It appears, however, that the original investment objectives of capital growth and quarterly distributions will not be attained in the foreseeable future and that limited partners are unlikely to receive a return of all of their invested capital.

     During 1995, distributions to WFA's partners remained suspended and it is anticipated that distributions will continue to be suspended for the foreseeable future. However, if the terms of a proposed settlement of a lawsuit brought by a limited partner of WFA on behalf of all Preferred Unitholders are approved, it is expected that during 1996 each Preferred Unitholders' interest in WFA will be liquidated at a price determined by Londonderry that is greater than or equal to $10.50 per Preferred Unit and which must be opined upon by an independent investment banking firm as fair from a financial point of view. See "Item 3, Legal Proceedings - Albert Friedman, individually and as a representative of a class of similarly situated persons v. Linnaeus Associates Limited Partnership et al."

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, with earlier application permitted. SFAS No. 121 addresses the intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. WFA will adopt SFAS No. 121 on January 1, 1996, as required. Adopting SFAS No. 121 is not expected to have a significant effect on WFA's consolidated financial statements.

Results of Operations

     1995 Compared to 1994. The Company's operating income for 1995 and 1994 was $1,689,000 and $3,471,000, respectively. The decrease is, as explained in more detail below, principally the result of nonrecurring recoveries of previously reserved for accounts receivable recognized in 1994. Operating income generated in 1995 by the Service Business and the Company's property investments remained consistent with 1994. The Company's total net loss for 1995 and 1994 was $8,352,000 and $13,765,000, respectively. The decreased total net loss is attributable to the accrual in 1994 of a $17,500,000 legal settlement discussed below.

         A principal component of the Company's revenues is Rental Revenue which constitutes approximately 66% of the Company's total revenues. The company earns Rental Revenue primarily from the residential properties it owns. Rental Revenue in 1995 was $47,388,000, representing a $5,017,000 or 11.8% increase over 1994.
This increase is attributable to: (i) the April 1995 acquisition of a 329 unit apartment complex located in Austin Texas; (ii) a full year of operations recognized for three apartment complexes acquired during 1994 containing 624 apartment units; and (iii) improved operations at properties acquired previously. Correspondingly, these acquisitions resulted in increased Rental Operating Expense, Depreciation and Amortization Expense, and Interest Expense.

     Revenue from the Company's Service Business is comprised of property and asset management fees and fees earned in connection with tenant services, leasing, and property acquisition. Management Fees, the largest component of the Service Business revenue, decreased by $345,000 (2.4%) compared to 1994. Management Fees represent fees earned in connection with property management, asset management, and administrative services provided primarily to investment programs the Company has sponsored or controls. In July 1994 the Company, in its effort to focus the Service Business on apartment and commercial properties, sold the Hotel Division. See "Item 1, Business - Description of Business - Service Business - Hotel Division." The sale resulted in a $1,188,000 reduction of management fees from 1994. Accordingly, as discussed below, this transaction resulted in decreased Management, General and Administrative expenses. The reduction in Management Fee revenue from the sale was offset by: (i) an increase in Apartment Division Management Fees of approximately $432,000 attributable to an additional property management contract for an apartment property containing 2,899 apartment units, along with improved operations at existing apartment properties under management and (ii) an increase of approximately $320,000 recorded by the Asset Management Division relating primarily to prior years' services. Property management fees earned in 1995 by the Commercial Division increased by $52,000 or (2%) over 1994. Other fees associated with administrative services increased by approximately $39,000.

         The Company earned Tenant Service Revenue for providing commercial cleaning, building security, and construction management to properties and to the tenants of properties it manages. Tenant Service Revenue decreased by $80,000 or (1.9%) over 1994 as the result of a $55,000 decrease in cleaning revenues and a $19,000 decrease in security revenues. A $450,000 reduction in Tenant Service expense was recognized in 1995 as result of management's efforts to control costs. The Company elected to cease providing such services during 1996. See "Item 1, Business - Description of Business - Service Business - Commercial Division" for information with respect to the Company's decision to outsource certain of these services.

         The Company earns leasing commissions from certain of the properties it manages for brokering or co-brokering leases for space therein. Leasing commissions fluctuate in any given period depending on market conditions in the geographical areas where the property operates and the amount of space available to rent at the properties. Leasing Commissions decreased by $1,230,000 or (55%).
 This is primarily attributable to a $1,100,000 nonrecurring 1994 leasing commission earned by the Company in connection with the lease renewal of a major tenant at One Federal Street, Boston, Massachusetts. See "Item 1, Business - Description of Business Service Business - Commercial Division".

         Property Acquisition and Related Fee Income represents transactional fees earned through structuring net lease arrangements and the institutional placement of debt and equity associated with such arrangements. Fees earned from these transactions were $670,000 in 1995, representing a $311,000 decline over prior year.

         Interest income is generated on the Company's cash equivalents and long-term accounts receivable. Interest income decreased by $27,000 in 1995 over 1994 as the result of lower cash reserves held by the Company.

         Other income for 1995 was $1,442,000 which represents a $2,560,000 decrease from 1994. This decrease is attributable to approximately $2,619,000 of nonrecurring recoveries of previously recorded accounts receivable recognized in 1994.

     The principal component of Management, General and Administrative expense is operating overhead costs relating to the Service Business (excluding Tenant Service), such as payroll, rent and other related costs. Management, General and Administrative expense decreased by $1,603,000 or 8.33% in 1995 as compared to 1994. This is due largely to the 1994 sale of the Hotel Division as well as management's efforts to reduce overhead costs.

         Rental Operating Expenses reflect costs incurred in connection with the operation of the Company's property investments, such as repairs and maintenance, leasing , and payroll. As noted above, these costs and Depreciation and Amortization increased in 1995 as compared to 1994, by $1,432,000 (6.5%) and $1,531,000 (20.6%), respectively, as a result of the acquisition of a 329 unit apartment complex located in Austin Texas and a full year of operations recognized for three apartment complexes acquired during 1994.

         Interest Expense increased by $1,336,000 or 9.2% as compared to 1994. This increase is primarily the result of additional financing obtained during 1995 in connection with the acquisition of the property investments discussed above and additional financing obtained by the Company during 1995 which is secured by certain of the Company's apartment projects.

     As described in "Item 3, Legal Proceedings", the 1994 Legal Settlement Expense represents an accrued settlement and associated legal costs resulting from the settlement of a lawsuit. The settlement was paid in 1995.

         Nonrecurring organizational costs of $7,355,000 incurred in 1995 are principally related to: (i) severance and equity repurchase costs associated with the change in control of the Company discussed in "Item 1, Business - Change in Control" and (ii) the costs associated with several proxy solicitations and the settlement of related legal costs with The Alternative Group which had sought to replace WFA as the general partner of certain investment partnerships. See "Item 8, Financial Statements and Supplementary Data, Note 5." Nonrecurring organizational costs incurred in 1994 are ascribed to the Company's decision to postpone the formation of a real estate investment trust.

         Minority Interest Expense represents NACC's preferred equity in the Southwest Properties as described in "Item 1, Business."

     1994 Compared to 1993: The Company's revenues and expenses for the year ended December 31, 1994 increased by more than 100% over the revenues and expenses recognized in 1993 and 1992. This is attributable to the significant change in the contributing components of the Company's revenues and expenses in 1994, as compared to prior years, resulting from the continued shift in the direction of the Company's operations away from transactional syndication activities to recurring revenues derived from the Company's property investments and Service Business.

         A principal component of the Company's revenues in 1994 is Rental Revenue. Rental Revenue constituted approximately 60% of the Company's revenue for 1994 compared to approximately 9% in 1993. This increase is attributable to the Company's acquisition of 34 apartment properties (containing 7,847 units) during 1993 and 1994 for its own account. This substantial increase in the Company's wholly-owned portfolio of real property has correspondingly resulted in significant increases in Depreciation and Amortization Expense, Rental Operating Expense and Interest Expense. In 1994 these wholly-owned properties generated approximately $40,587,000 of Rental Revenue, $20,024,000 of Rental Operating Expenses, approximately $810,000 of additional Management, General, and Administrative expenses, $5,814,000 of Depreciation and Amortization, and $12,949,000 of Interest Expense (yielding $990,000 of operating income). The corresponding operating income for 1993 was $163,000.

         Through these property acquisitions, the Company has expanded its apartment property management operations in a number of regional markets in the southeast and southwest regions of the country. However, because of the 1994 consolidation of the Southwestern Properties which requires an elimination of intercompany revenues and expenses (under Generally Accepted Accounting Principles), the management fees reported by the Company relating to these properties decreased by $638,000 over 1993. Offsetting this decrease was an increase of approximately $350,000 resulting from additional management contracts and improved operations at existing properties under management.

         In 1994, Commercial Division property management fees decreased by approximately $800,000 (or 21.4%) compared to 1993. This decrease was due to:
(i) a $600,000 decrease in the amount of fees that the Company accrues with respect to one investment partnership owning commercial property in New York City (see Note 4 to the accompanying Consolidated Financial Statements); (ii) a $225,000 reduction in incentive management fees earned by the Company with respect to One Federal Street, and (iii) a $100,000 reduction in fees resulting from the foreclosure of one property. These reductions in fees earned were offset in some part by additional third-party management and consulting engagements obtained by the Commercial Division during 1994.

     Leasing Commissions earned by the Commercial Division in 1994 increased by $577,000 (or 34.8%) over 1993, due to an approximately $1,100,000 commission earned with respect to a 580,000 square foot lease extension agreement executed at One Federal Street. Tenant Service revenue increased by $1,115,000 (or 37.1%) in 1994 over 1993, as a result of obtaining additional third-party security service agreements and entering into a contract to provide security services to an office building located in Miami, Florida which is owned by an affiliated investment partnership. The corresponding Tenant Service expense increased by $1,537,000 (or 55.9%) in 1994 over 1993, due to the additional payroll costs incurred in connection with these new contracts.

     Asset management fees earned by the Company increased by approximately $600,000 (or 18.8%) in 1994 over 1993, primarily as a result of the acquisition of general partnership interests in two investment partnerships owning apartment complexes. Under the terms of these partnership agreements the general partner earns asset management fees equal to 1% of the assets (as defined). These fees amounted to $589,000 for 1994.

         In early 1994, the Company decided to focus its Service Business on apartment and commercial properties. Accordingly, in July 1994, the Company sold its Hotel Division for $1,500,000 to an unaffiliated party. In conjunction with this sale, the Company incurred $844,000 of severance and other nonrecurring costs during 1994. The sale price, net of the costs incurred, are treated as deferred income, as portions of these proceeds are refundable in the event of termination prior to the sixth anniversary of the sale. The deferred income will be recognized over such six year period. The Company and its affiliates, however, retain their ownership interests in the related hotel properties. The hotel management fees recognized in 1994 were $1,188,000, representing a $201,000 decrease over the full year 1993 revenues of $1,389,000.

         Property Acquisition and Related Fee Income continued to decline in 1994 due to the discontinuation of the Company's syndication activities. The Company recorded $981,000 of revenue in this category, only $124,000 (12.6%) of which was earned in connection with syndicated investment partnerships. The remainder was attributable to fees earned through structuring net lease arrangements.

         Other Income for 1994 was $4,028,000 which represents a $2,916,000 increase over 1993. The predominant elements of this increase are: (i) approximately $2,619,000 of recoveries of previously reserved receivables and
(ii) $131,650 in insurance commissions resulting from the additional apartment properties under management.

         Interest Income decreased by $2,972,000 or 49.5% over 1993. This is due principally to a non-recurring 1993 prepayment of accrued interest on a deferred fee paid in connection with the sale of a property owned by an investment partnership previously organized by the Company. The remainder of the decrease is the result of lower cash reserves held by the Company.

         Management, General and Administrative expenses increased by $1,545,000 or 8.7%. This is due largely to increased management costs resulting from the property acquisitions described above.

     The Company estimates that approximately $500,000 of additional costs were incurred during 1994 in connection with the management of these properties. In addition to these costs, the Company expended approximately $1,000,000 relating to the restructuring and refocusing of WFA's business (primarily severance costs and consulting fees).

         Interest expense increased by $11,395,000 or 357% over 1993. This increase is due to debt incurred or assumed in connection with the acquisition of apartment properties. These obligations are described in Note 9 to the accompanying Consolidated Financial Statements.

         Equity in Loss of Investment partnerships decreased by $582,000 (41.6%) as the result of a decreased loss in one investment partnership.

         During the first quarter of 1993 Management began to explore the desirability of converting WFA to a publicly-traded real estate investment trust. By June 1993, Management had retained an investment banker and decided that such a conversion was both desirable and feasible. Management developed a plan (the "REIT Plan") to implement a series of transactions culminating in an initial public offering of public stock in a newly formed real estate investment trust. In the first half of 1994, Management's confidence in the feasibility of the REIT Plan declined, and Management began to explore raising capital from private sources, asset sales and other transactions. During the third quarter of 1994, Management concluded that WFA should primarily direct its efforts to finding private capital, and that WFA should not pursue the REIT Plan. In accordance with that decision, WFA's financial statements reflect a provision for nonrecurring organizational costs of $6,643,000 related to the REIT Plan.

         Legal  Settlement   Expense   represents  an  accrued   settlement  and
associated legal costs resulting from a lawsuit as described in "Item 3, Legal Proceedings."

  Item 8.  Financial Statements and Supplementary Data.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Financial Statements

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31,
         1995 and 1994

         Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Partners' Capital for the years ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements


Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts
         Schedule III - Real Estate Owned

                         WINTHROP FINANCIAL ASSOCIATES,
                              A LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Winthrop Financial Associates, A Limited Partnership:


We have audited the accompanying consolidated balance sheets of Winthrop Financial Associates, A Limited Partnership (a Maryland limited partnership) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Financial Associates, A Limited Partnership, and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedules II and III are presented for purposes of complying with the Securities and Exchange
Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.




                                                           ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 29, 1996

                          WINTHROP FINANCIAL ASSOCIATES
                              A LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                     ASSETS
                                                                                                December 31,
                                                                                            1995             1994
CURRENT ASSETS:
   Cash and cash equivalents (of which $3,484 and $7,726
     is unrestricted at December 31, 1995 and 1994, respectively)                       $     12,362     $     18,898
   Current portion of receivables-
     Fees, commissions and reimbursements, including accrued interest                          5,488            5,575
     Related party receivables (Note 6)                                                          234                -
     Loans                                                                                         -              310
   Earnest money deposit                                                                           -            2,300
   Other current assets                                                                        1,244              279
                                                                                     ---------------  ---------------
         Total current assets                                                                 19,328           27,362
                                                                                     ---------------  ---------------

LONG-TERM RECEIVABLES (Notes 3 and 4):
   Fees, net of reserves of $16,879  and $16,639 at
     December 31, 1995 and 1994, respectively                                                  9,678            8,921
   Loans, net of reserves of $16,888 and $16,908 at
     December 31, 1995 and 1994, respectively                                                  3,200            3,050
                                                                                     ---------------  ---------------
         Total long-term receivables                                                          12,878           11,971
                                                                                     ---------------  ---------------

REAL ESTATE, AT COST:
   Buildings (net of accumulated depreciation of $12,611 and
     $6,930 at December 31, 1995 and 1994, respectively)                                     148,307          141,661
   Land                                                                                       30,727           28,061

   Furniture, fixtures and equipment (net of accumulated depreciation of
     $4,065 and $2,961 at December 31, 1995 and 1994, respectively)                            3,190            3,559
                                                                                     ---------------  ---------------
         Total real estate                                                                   182,224          173,281
                                                                                     ---------------  ---------------


OTHER ASSETS:
   Equity interests in and advances to investment programs,
     net (Notes 4 and 12)                                                                      4,973            5,933
   Deferred costs (net of accumulated amortization of $3,837
     and $2,869 at December 31, 1995 and 1994, respectively)                                  11,317           11,343
   Other                                                                                         181            1,314
                                                                                     ---------------  ---------------

         Total other assets                                                                   16,471           18,590
                                                                                     ---------------  ---------------

                                                                                        $    230,901     $    231,204
                                                                                        ============     ============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Notes payable (Note 9)                                                               $      2,059     $     32,708
   Accounts payable                                                                            2,819            2,989
   Other (Note 12)                                                                            10,759           28,702
                                                                                     ---------------  ---------------
         Total current liabilities                                                            15,637           64,399
                                                                                     ---------------  ---------------

LONG-TERM LIABILITIES:
   Notes payable (Notes 7 and 9)                                                             175,521          130,615
   Deferred taxes, net (Note 10)                                                              13,372           11,926
   Other (Note 12)                                                                             4,859            6,449
                                                                                     ---------------  ---------------
         Total long-term liabilities                                                         193,752          148,990
                                                                                     ---------------  ---------------

COMMITMENTS AND CONTINGENCIES (Note 12)

MINORITY INTEREST (Notes 2 and 3)                                                             16,851                -

PARTNERS' CAPITAL:
   Limited Partners, $25 stated value per unit-
     Authorized--21,249,942 units
     Issued and outstanding--15,284,243 units-
       Public unitholders--2,712,814 units with preferential rights                           40,906           42,282
       General Partners--12,571,429 units without preferential rights                        (26,636)         (20,262)
   General Partner                                                                            (5,365)          (4,205)
   Investment in W.L. Realty Limited Partnership                                              (4,244)               -
                                                                                     ---------------  ---------------
         Total partners' capital                                                               4,661           17,815
                                                                                     ---------------  ---------------

                                                                                        $    230,901     $    231,204
                                                                                        ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                          WINTHROP FINANCIAL ASSOCIATES
                              A LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (AMOUNTS IN THOUSANDS, EXCEPT UNIT DATA)

                                                                              For the Years Ended December 31,
                                                                           1995            1994             1993
REVENUES:
  Rent                                                                 $      47,388  $     42,371       $    3,190
   Management fees                                                            13,924        14,269           14,949
   Property acquisition and related fee income                                   670           981            3,348
   Leasing commissions                                                         1,007         2,237            1,660
   Tenant service revenue                                                      4,038         4,118            3,003


   Interest                                                                    3,002         3,029            6,001

   Other                                                                       1,442         4,002            1,086
                                                                       -------------  ------------    -------------
         Total revenues                                                       71,471        71,007           33,237
                                                                       -------------  ------------    -------------
EXPENSES:
   Management, general and administrative                                     17,630        19,233           17,688
   Depreciation and amortization                                               8,974         7,443            1,503
   Tenant service expense                                                      3,839         4,289            2,752
   Interest (Notes 7 and 9)                                                   15,918        14,582            3,187
   Rental operating expenses                                                  23,421        21,989            1,481
                                                                       -------------  ------------    -------------
         Total expenses                                                       69,782        67,536           26,611
                                                                       -------------  ------------    -------------
                                                                               1,689         3,471            6,626
EQUITY IN LOSS OF INVESTMENT PROGRAMS (Note 7)                                   (22)         (816)          (1,398)
NONRECURRING ORGANIZATIONAL COSTS (Note 5)                                    (7,355)       (6,643)               -
LEGAL SETTLEMENT EXPENSE (Note 2)                                                  -       (17,500)               -
                                                                       -------------  ------------    -------------

         (Loss) income from continuing operations before minority
         interest and provision (credit) for income taxes                     (5,688)      (21,488)           5,228
MINORITY INTEREST EXPENSE                                                      1,134            92                -
PROVISION (CREDIT) FOR INCOME TAXES (Note 10)                                  1,530        (8,315)           2,609
                                                                       -------------  ------------    -------------
         Net (loss) income from continuing operations                         (8,352)      (13,265)           2,619

LOSS FROM OPERATIONS OF DISCONTINUED BUSINESS SEGMENTS (NET OF APPLICABLE INCOME
TAX BENEFITS OF $0, $0 AND $742 FOR THE YEARS ENDED DECEMBER 31, 1995,  1994 AND
1993, RESPECTIVELY) (Note 8)
                                                                                   -             -           (2,206)


LOSS FROM DISPOSAL OF DISCONTINUED BUSINESS SEGMENTS (NET OF INCOME TAX BENEFITS
OF $0, $0 AND $424 AT DECEMBER 31, 1995, 1994 AND 1993,

RESPECTIVELY) (Note 8)                                                             -             -           (1,403)
                                                                       -------------  ------------    -------------
         Net loss from discontinued operations                                     -             -           (3,609)
                                                                       -------------  ------------    -------------
         Net loss                                                      $      (8,352) $    (13,265)      $     (990)
                                                                       =============  ============       ==========
NET (LOSS) INCOME ALLOCATED TO:
   General Partner (Note 6)-
     Continuing operations                                             $      (1,087) $     (1,726)      $      341
                                                                       =============  ============       ==========
     Discontinued operations                                           $           -  $          -       $     (470)
                                                                       =============  ============       ==========
   Unitholders-
     General Partner (Note 6)-
       Continuing operations                                           $      (5,975) $     (9,491)      $    1,874
                                                                       =============  ============       ==========
       Discontinued operations                                         $           -  $          -       $   (2,582)
                                                                       =============  ============       ==========
     Public Unitholders-
       Continuing operations                                           $      (1,290) $     (2,048)      $      404
                                                                       =============  ============       ==========
       Discontinued operations                                         $           -  $          -       $     (557)
                                                                       =============  ============       ==========

PUBLIC  UNITHOLDERS  NET (LOSS)  INCOME PER UNIT BASED UPON  2,712,814  WEIGHTED
AVERAGE UNITS OUTSTANDING:

   Continuing operations                                                   $  (.48)     $  (.75)          $   .15
                                                                           =======      =======           =======
   Discontinued operations                                                 $     -      $      -          $  (.21)
                                                                           =======      ========          =======


The accompanying notes are an integral part of these consolidated financial statements.

                          WINTHROP FINANCIAL ASSOCIATES
                              A LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                             (AMOUNTS IN THOUSANDS)


                                                Investment     Limited Partnership Units     General         Total
                                                  in W.L.         Public       General      Partners'      Partners'
                                                Realty L.P.        Units       Partner       Deficit        Capital
                                                 (Note 1)

BALANCE, DECEMBER 31, 1992                      $        -    $    44,483   $    (10,063)  $   (2,350)   $     32,070

   Net loss                                              -           (153)          (708)        (129)           (990)
                                               -----------    -----------   ------------   ----------    ------------

BALANCE, DECEMBER 31, 1993                               -         44,330        (10,771)      (2,479)         31,080

   Net loss                                              -         (2,048)        (9,491)      (1,726)        (13,265)
                                               -----------    -----------   ------------   ----------    ------------

BALANCE, DECEMBER 31, 1994                               -         42,282        (20,262)      (4,205)         17,815

   Purchase of WFA units (Note 1)                   (4,244)             -              -            -          (4,244)

   Costs associated with preferred capital               -            (86)          (399)         (73)           (558)

   Net loss                                              -         (1,290)        (5,975)      (1,087)         (8,352)
                                               -----------    -----------   ------------   ----------    ------------

BALANCE, DECEMBER 31, 1995                      $   (4,244)   $    40,906   $    (26,636)  $   (5,365)   $      4,661
                                                ==========    ===========   ============   ==========    ============


The accompanying notes are an integral part of these consolidated financial statements.

                          WINTHROP FINANCIAL ASSOCIATES
                              A LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                             (AMOUNTS IN THOUSANDS)

                                                                              For the Years Ended December 31,
                                                                           1995             1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $      (8,352)   $   (13,265)    $      (990)
   Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities-
     Noncash portion of nonrecurring organizational costs                          -          4,848               -
     Loss from discontinued operations                                             -              -           3,609
     Cash flow from discontinued operations                                        -              -          (3,678)
     Depreciation and amortization                                             8,974          7,443           1,503
     Minority interest expense                                                 1,134             92               -
     Equity in loss of investment programs                                        22            816           1,398
     Deferred interest added to notes payable                                    727              -              81
     Increase (decrease) in cash as a result of changes in
       operating assets and liabilities-
         Fees receivable                                                         (87)         7,060          (8,494)
         Long-term fees receivable                                              (757)             -               -
         Tax refund receivable                                                     -              -             977
         Other current assets                                                   (462)         7,867             597
         Other noncurrent assets                                                 886              -               -
         Accounts payable                                                       (170)        (6,736)          3,441
         Accrued expenses (including accrued legal
           settlement expense)                                                     -         23,266          (2,661)
         Other current liabilities                                           (17,826)             -               -
         Deferred taxes                                                        1,446         (7,789)          1,571
         Accrued contingencies                                                     -              -             698
         Other long-term liabilities                                          (2,317)        (2,206)              -
                                                                       -------------  -------------   -------------
              Net cash provided by (used in) operating activities            (16,782)        21,396          (1,948)
                                                                       -------------  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of real estate and other capital expenditures,
     net of cash acquired                                                     (8,456)       (40,177)        (34,782)
   Contributions to investment programs                                            -           (150)         (1,266)
   Distributions from investment programs                                        423              -             457
   Decrease in advances to investment programs                                     -          3,253           2,202
   Advances to a related party                                                  (234)             -               -
   (Increase) decrease in other assets                                         2,300         (1,947)          1,946
   (Increase) decrease in loans receivable                                       160         (1,007)            (46)
                                                                       -------------  -------------   -------------
              Net cash used in investing activities                           (5,807)       (40,028)        (31,489)
                                                                       -------------  -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings of notes payable                                                41,959         19,759          19,604
   Proceeds of NACC financing                                                 17,800              -               -
   Repayments of notes payable                                               (28,587)          (421)         (5,900)
   Net borrowings (repayments) under line of credit                           (6,382)        (7,251)         13,618
   (Increase) decrease in deferred costs                                      (1,852)          (563)        (14,058)
   Distributions to minority interest                                         (2,083)             -               -
   Purchase of treasury stock                                                 (4,244)             -               -
   Costs associated with NACC preferred equity                                  (558)             -               -
                                                                       -------------  -------------   -------------
              Net cash provided by financing activities                       16,053         11,524          13,264
                                                                       -------------  -------------   -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (6,536)        (7,108)        (20,173)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  18,898         26,006          46,179
                                                                       -------------  -------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $      12,362    $    18,898     $    26,006
                                                                       =============    ===========     ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   On January 13, 1994, a subsidiary of WFA acquired the controlling interest in partnerships that wholly own certain real estate properties. The assets and liabilities acquired consisted primarily of real estate assets of
   approximately   $105   million  and  related   mortgage   notes   payable  of
   approximately $106 million, as well as several operating assets and liabilities.

   In  conjunction  with the Company's  1994 purchase of a real estate asset,  a note in the amount of $604,000 was assumed by the Company. The principal balance was paid in full during 1995.

   In April 1995, the Company purchased, from an unaffiliated party, an apartment complex (the Hills Apartments) in Austin, Texas. In conjunction therewith, the Company obtained $1,000,000 in seller financing and a mortgage loan from a related party of $8,470,000.

   In July 1995, Nomura Asset Capital Corp. (NACC) contributed $17.7 million of notes payable by the Company in exchange for a preferred equity interest (see
   Note 2).

   In October 1995, $2,108,000 in debt of a wholly owned property was forgiven in exchange for real estate of approximately the same amount.

   During 1995, the Company obtained debt from an affiliate and purchased $8,000,000 of units in a limited partnership which had been previously syndicated by the Company.


The accompanying notes are an integral part of these consolidated financial statements.

                          WINTHROP FINANCIAL ASSOCIATES
                              A LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


(1)    ORGANIZATION

       Winthrop Financial Associates, A Limited Partnership (WFA), is organized under the Revised Uniform Limited Partnership Act of the State of Maryland. The primary operating companies in the WFA consolidated group (the Company) are First Winthrop Corporation (First Winthrop) and Winthrop Management. Also included in the financial statements are the assets, liabilities and operating results of 35 majority-owned real estate properties. (See Note 8 for discussion of discontinuance of the operations of Winthrop Securities.)


       The general partner of WFA is Linnaeus Associates Limited Partnership (Linnaeus), a Maryland limited partnership. Prior to December 22, 1994, Mr. Arthur J. Halleran, Jr., was the sole general partner of Linnaeus. On December 22, 1994, pursuant to an Investment Agreement (the Investment Agreement) entered into among Nomura Asset Capital Corporation (NACC), a Delaware corporation, Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. (W.L. Realty). NACC is a subsidiary of Nomura America Holding Inc., a Delaware corporation, which is a wholly owned subsidiary of Nomura Securities Company, Ltd., a Japanese corporation with worldwide investment banking, securities and commodities operations. W.L. Realty is a Delaware limited partnership, the general partner of which was A.I. Realty Company, LLC (Realtyco), a New York limited liability company, prior to July 14, 1995.

       On July 18, 1995, Londonderry Acquisition II Limited Partnership (Londonderry II), a Delaware limited partnership and affiliate of Apollo Real Estate Advisors, L.P. (Apollo), a Delaware limited partnership, executed a purchase agreement, dated as of July 14, 1995 (Purchase Agreement), by and among Londonderry II, NACC, Realtyco, Partnership Acquisition Trust I (PATI), a Delaware business trust, and Property Acquisition Trust I (PAT), a Delaware business trust. Pursuant to the
       Purchase Agreement, Londonderry II purchased NACC's and Realtyco's interests in W.L. Realty, and as a result, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA.

       In addition to the foregoing, Apollo and its affiliates, WFA and certain executives of WFA (the Management Investors) executed an agreement whereby the Management Investors sold to WFA their respective equity interests in W.L. Realty, and certain executives resigned. The Company has recorded the purchase of the interests in W.L. Realty as a treasury stock transaction and, thus, has reduced equity by the purchase price ($4,244,000). In addition, the Company has recorded a provision for Nonrecurring Organizational Costs in 1995 in the amount of $5,689,000 related to the settlement of certain employment contracts and other transaction-related costs (see Note 6 for further discussion).

                          WINTHROP FINANCIAL ASSOCIATES
                              A LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


                                   (Continued)


(1)    ORGANIZATION (Continued)

       The Partnership Agreement of the Company provides that interests of Public Unitholders are redeemable by the Company at the option of the General Partner and that Unitholders are entitled to a 6% cumulative noncompounded preferred priority return payable from cash flow (as defined in the Partnership Agreement) on the Public Unitholders' original investment, reduced from time to time by any capital distributions, and priority allocation from all nonoperating distributions.


       The Company made no distributions to its Partners during 1995, 1994 or 1993. The cumulative unpaid preferred priority is $20,346,000, or $7.50 per unit, at December 31, 1995.


       On March 4, 1995, an Information Statement was mailed to the Public Unitholders by the General Partner in connection with a proposed amendment (the Amendment) to WFA's Partnership Agreement. The Amendment modified the previous prohibition against the General Partner entering into certain agreements, contracts or arrangements on behalf of WFA with the General Partner, partners of the General Partner or an affiliate of the General Partner. Under the Amendment, the General Partner is authorized to enter into transactions with affiliates provided that the transactions are of the nature contemplated under the Investment Agreement or the General Partner reasonably believes that the transaction is on terms no less favorable to WFA than those which could be obtained from an unaffiliated third party. The Amendment was filed April 4, 1995, and was operative, by its terms, as of December 22, 1994.

       See Note 13, for discussion of a proposed settlement related to interests of the Public Unitholders.

(2)    FINANCIAL CONDITION

       In 1988, the investor limited partners of One Houston Associates Limited Partnership (One Houston), an investment program organized by the Company, brought suit against WFA, First Winthrop, Linnaeus-Hawthorne Associates (the general partner of One Houston), Arthur J. Halleran, Jr., Jonathan W. Wexler, George J. Carter, David C. Hewitt, John V. McMannon, Jr., and John M. Nelson, IV (each general partners of Linnaeus-Hawthorne Associates). The case was tried to a jury, and on February 2, 1995, the jury returned a verdict for the plaintiffs against First Winthrop Corporation and found damages of at least $30 million.

       On March 3, 1995, WFA and First Winthrop entered into a memorandum of agreement with the plaintiffs in which WFA and First Winthrop agreed to settle the case by paying One Houston the sum of $17 million.

       A trial court hearing announcing the terms of the proposed settlement was held on March 13, 1995. At the hearing, the parties filed a conditional agreed judgment for $20 million, plus postjudgment interest and costs, which was to only become effective if First Winthrop defaulted on its undertaking to fund the settlement payment of $17 million by June 1, 1995. The Company funded this settlement with interim financing provided by NACC and, upon payment, was released from any prior or future claims related to this lawsuit.

       In July 1995, the Company contributed certain assets and liabilities to a newly formed partnership owned by the Company (WSWH), and NACC contributed its $17,800,000 note receivable (the interim financing provided by NACC to the Company in order to settle the legal matter discussed above) to WSWH in exchange for preferred equity which provides NACC with certain preferences of cash flow from WSWH.

       NACC's equity in WSWH has been recorded in the accompanying financial statements as a Minority Interest Liability. In addition, NACC receives a return on its equity, as defined, of LIBOR plus 6.5%. Such amounts have been recorded as Minority Interest Expense in the accompanying consolidated statements of operations.

       Given the above transactions, as well as the financing arrangement with General Electric Capital Corp. entered into July 1995 (see Note 9), management believes the Company has sufficient working capital which, when combined with cash flow from operations, will permit the Company to continue its current operations for the foreseeable future.

(3)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Consolidation

       The accompanying consolidated financial statements reflect the accounts of WFA and its controlled subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

       Loans Receivable

       The Company has made loans to certain investment programs it has organized in order to provide the investment programs with working capital to fund operations and other cash requirements. Such loans are generally to be repaid from future operating cash flow of the programs.

       Land, Buildings, Furniture, Fixtures and Equipment and Depreciation

       Land and  buildings,  furniture,  fixtures and  equipment  are carried at
       cost.   Expenditures  for  replacements  are  capitalized;   repairs  and
       maintenance are charged to operations, as incurred.

       The Company provides for depreciation of buildings and furniture, fixtures and equipment on the straight-line method using the assets' estimated useful lives, ranging from 5 to 27.5 years.

       Equity Interests in and Advances to Investment Programs

       As of December 31, 1995, the Company had sponsored a total of 266 publicly and privately placed investment programs organized to own various types of real estate projects, federally insured mortgages or agricultural enterprises.

       The Company acts as a general or limited partner in the majority of investment programs that it has organized. The Company accounts for its interests in investment programs in which it exercises significant influence on the equity method. The Company accounts for all of its other interests in investment programs on the cost method.

       The Company has made both interest and noninterest-bearing advances to certain investment programs, generally for operating purposes, debt negotiation requirements or to satisfy partnership agreements. Such advances are to be repaid from future sales of assets or equity interests.

       Long-term Fees Receivable

       Long-term fees receivable consist primarily of the long-term portion of fees due from 10 investment programs in fixed annual or semiannual installments which began in 1995.

       Deferred Costs

       Deferred costs consist of expenses incurred in connection with the acquisition of management contracts, properties and financings. These costs are amortized over their estimated useful lives. Amortization related to these costs was $1,888,000, $1,687,000 and $765,000 for the years ended December 31, 1995, 1994 and 1993, respectively (see Note 5 for further discussion).

       Minority Interest

       Minority interest included in the accompanying balance sheet represents NACC's preferred equity in WSWH of $17,800,000 as increased by LIBOR plus 6.5% per annum, and reduced by any payments.

       Property Acquisition and Related Fee Income

       For accounting purposes, the Company's property acquisition and related fee income includes acquisition fees and certain interest guarantee fees, which are considered to be components of the Company's fees for providing financial services to the investment programs organized by the Company.


       The  primary  source  of the  Company's  revenues  in this  category  was comprised of fees associated with the structuring of net lease arrangements and the institutional placement of debt and equity associated with such transactions.


       Leasing Commissions

       The Company earns leasing commissions from certain of the properties it manages for brokering or co-brokering leases for space therein. Leasing commissions fluctuate in any given period depending on market conditions in the geographical areas where the Company operates and the amount of space available to rent at the properties. Historically, a substantial portion of the leasing commission revenue has been earned from one investment partnership sponsored by the Company. As discussed further in
       Note 4, the Company will no longer provide lease brokerage services to this partnership.

       Tenant Service Revenue

       The Company earns tenant service revenue for providing commercial cleaning, building security, construction management and other related services to properties and to the tenants of properties it manages. The fees are paid out of the properties' operating cash flow or directly by the tenants and are recognized by the Company in the period the services are performed. The Company has ceased providing such services in 1996.

       Management Fees

       The Company earns management fees from most of the investment programs it has organized, as well as from third parties. The Company provides general property management, asset management, consulting and administrative services for these investment programs and third parties.

       Interest Income

       Interest income is generated on the Company's cash equivalents and long-term receivables.

       Rental Revenue


       The Company earns rental revenue from the various commercial and residential properties it owns. The leases are generally for a term of one year and are accounted for as operating leases in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases.


       Income Taxes

       Taxes with respect to the portion of the net income or loss of the Company attributable to its corporate subsidiaries are reflected in the consolidated financial statements of the Company. The balance of the net income or net loss is reflected on the tax returns of the partners of WFA. The Company adopted SFAS No. 109, Accounting for Income Taxes, in the first quarter of 1993. The adoption did not have a material impact on reported results of operations.

       Allocation of Income (Loss) to Partners

       Allocations of income (loss) among the Partners for financial statement and tax reporting purposes are made in accordance with WFA's Partnership Agreement, assuming the continuing operations of the Partnership. Thus, the related Partners' capital accounts do not represent amounts that would be received upon liquidation of the Partnership.

       Consolidated Statements of Cash Flows

       For purposes of the consolidated statements of cash flows, cash equivalents are defined by the Company as investments consisting of certificates of deposit, money market funds, commercial paper and other instruments with original maturities of less than 90 days. The Company made interest and income tax payments (receipts) during the three years in the period ended December 31 as follows:

                                    Interest         Taxes
                                     (Amounts in thousands)
        Year Ended
           1993                   $      2,202   $     (4,710)
           1994                         13,870            412
           1995                         14,818             83

       Financial Instruments

       SFAS No. 105, Disclosure of Information about Financial Instruments, requires disclosure of the off-balance-sheet credit risk and concentrations of credit risk associated with financial instruments. The Company satisfies the disclosure requirements related to its financial instruments with off-balance-sheet credit risk in Note 12. The Company's receivables are predominantly from real estate investment programs organized by the Company, and as such, the Company's receivables may be exposed to the inherent risks associated with the ownership and operation of real estate (see Note 4). The viability of certain investment programs is contingent on receipt of rents from one major national retail chain. The Company has no other significant concentration of credit risk.

       Reclassification

       Certain reclassifications have been made to the prior years' financial statements to conform to the 1995 presentation.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Impairment of Long-Lived Assets


       In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets and identifiable intangibles that are expected to be disposed of. The Company intends to adopt SFAS No. 121 in the first quarter of 1996, as required. Management does not expect that the effects of SFAS No. 121 will have a material impact on its financial position.


       Fair Value of Financial Instruments

       SFAS No. 107, Disclosures About the Fair Value of Financial Instruments, which was adopted by the Company effective January 1, 1995, requires that the Company disclose estimates of the fair value of all classes of financial instruments.


       The carrying amounts reported on the consolidated balance sheets for cash, receivables, other current assets, accounts payable, accrued expenses and current notes payable approximate fair value, due to the short-term nature of these investments. All long-term receivables are recorded net, at realizable value, which management believes approximates fair value at December 31, 1995. Based on current market conditions, management believes that the carrying value of its debt approximates fair value at December 31, 1995.


(4)    1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP


       1626 New York Associates Limited Partnership (1626) is an investment program sponsored by the Company in 1984 which owns a portfolio of office buildings in New York City. 1626 had defaulted on certain receivables payable to the Company, and in 1991, the Company wrote down the receivables from 1626, which totaled $29,000,000. 1626's only source of funds to pay the Company's receivables was the net proceeds from the future distributable cash flow, sales or refinancing of the investment program's properties.

       During 1991 and 1992,  Nineteen New York Properties  Limited  Partnership
       (19NY), a subsidiary of 1626, defaulted on certain of its mortgage loans. During the third quarter of 1992 through the first quarter of 1993, the Company, 19NY and 19NY's lenders executed agreements to restructure certain of the lenders' mortgage notes. Pursuant to the restructuring agreements, the terms of the mortgages were modified to include a reduction in the original principal due from 19NY, extensions of maturity dates and reduction in the pay rates.


       The agreements required the Company to provide, in September 1992, to 19NY, a $10,800,000 loan and, in January 1993, a $1,500,000 loan, both of which accrued interest at prime plus .75%. Collection of these loans and accrued interest was payable from proceeds available to 19NY from future distributable cash flow, property sales and refinancings. During 1993, 1994 and 1995, the Company advanced additional funds and deferred certain fees payable to the Company by 1626. This enabled 1626 to pay certain interest and fees and comply with the loan restructuring in 1992, and 1993. On February 28, 1996, an affiliate of Apollo purchased the 19NY lenders' mortgage notes and, WFA and certain of its affiliates entered into an agreement with 1626, 19NY and the Apollo affiliate (the Agreement).


       In conjunction with the Agreement, WFA and its affiliates contributed approximately $36.6 million of receivables to 19NY (which included deferred syndication, property management and tenant service fees; such amounts had been previously reserved, for financial reporting purposes). In addition, WFA sold its remaining $10 million note to an affiliate of Apollo in exchange for $6 million in cash, which management believes represented the fair value of the note. This amount was greater than the net carrying value of the Company's assets related to 1626 and 19NY included in the accompanying balance sheet at December 31, 1995. Subsequent to execution of the Agreement, the Company will not hold receivables or other assets related to 1626 or 19NY.


       In addition, the Agreement provided for a change in the property manager of the 19NY properties and thus, beginning in 1996, the Company will no longer provide property management services, including leasing brokerage services, to 19NY.

       As a result of a legal case settlement in 1994, the Company forgave $10 million plus interest accrued from December 1, 1992 through August 2, 1994. For financial reporting purposes, this amount was previously reserved. The Company also subordinated the collection of an additional $10 million (sold in 1996 to an Apollo affiliate), plus interest accrued thereon since December 1, 1992 until the Limited Partners of 1626 receive a distribution equal to a stated amount.

(5)    NONRECURRING ORGANIZATIONAL COSTS

       During  the first  quarter of 1993,  the  Company  began to  explore  the desirability of converting WFA to a publicly traded real estate investment trust. By June 1993, the Company had retained an investment banker and decided that such a conversion was both desirable and feasible. The Company developed a plan (the REIT Plan) to implement a series of transactions expected to culminate in an initial public offering of common stock in a newly formed real estate investment trust.

       In the first half of 1994, the Company's confidence in the feasibility of the REIT Plan declined, and during the third quarter of 1994, the Company concluded that WFA should primarily direct its efforts to finding private capital, and that WFA should postpone the REIT Plan. In accordance with this decision, WFA's financial statements reflect a pretax provision of $6,643,000 to write off costs related to the REIT Plan.


       See the Company's November 2, 1994 filing on Form 14D-9 for further information concerning Management's capital-raising activities.

       In   conjunction   with  the   organizational   restructurings,   certain
       departments were eliminated and employees were severed, resulting in severance costs of $519,500 for the year ended December 31, 1995.

          WFA with certain affiliates and The Alternative Group Limited Partnership (TAG), Beal Investment Group, Inc., Beal Companies, Steven
          R. Bodi, Bruce A. Beal, Robert L. Beal and George L. McGoldrick, Jr. agreed on December 28, 1995 to settle all existing disputes between them. Each of the disputes arose out of a consent solicitation initiated by TAG to unseat WFA or its affiliates as the general partner of an investment limited partnership. TAG was not successful in any of those solicitations, and the parties agreed to resolve their disputes arising in connection with the solicitations. The Company has included the proxy solicitation, legal and settlement costs related to these disputes as a component of its 1995 Nonrecurring Organizational Costs.

       See Note 6 for a discussion of the additional 1995 provision related to Nonrecurring Organizational Costs.

(6)    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES


     On December 22, 1994, all the general partnership interests and substantially all of the limited partnership interests in the General
     Partner were transferred to W.L. Realty pursuant to the Investment Agreement dated as of December 3, 1994. The general partner of W.L. Realty prior to July 14, 1995 was Realtyco which held a 1% interest in W.L. Realty. The partners of W.L. Realty prior to July 14, 1995 in addition to Realtyco, were (i) NACC, which held a 64% limited partnership interest and
     (ii) each of the following individuals (who held limited partnership interests in the specified percentages): Arthur J. Halleran, Jr. (17.5%), Jonathan W. Wexler (4.45%), Jeffrey Furber (4.14%), Stephen G. Kasnet (3.81%), F.X. Jacoby (2.55%) and Richard J. McCready (2.55%) (collectively referred to as the Management Investors). Under the limited partnership agreement of W.L. Realty, NACC and Realtyco had the right, at the election of either of them, to purchase at any time all (but not less than all) of the limited partnership interests held by the Management Investors for a price equal to the greater of (i) the fair market value of such interests, as determined by specified appraisal procedures, or (ii) $8,000,000, if the purchase occurred on or before December 22, 1995, $6,500,000, if the purchase occurred after December 22, 1995 but on or before December 22, 1996, and $4,000,000, if the purchase occurred after December 22, 1996 but on or before December 22, 1999 (there was no minimum purchase price thereafter). As further discussed in Note 1, pursuant to the Purchase Agreement, Londonderry II purchased NACC's and Realtyco's interest in W.L. Realty. In addition, the Management Investors sold to the Company their respective equity interests in W.L. Realty, and certain Management Investors resigned. The acquisition of the Management Investors' equity interests was recorded as a reduction in equity, classified as Investment in W.L.

       Realty Limited Partnership.


          In connection with the December 22, 1994 transaction, the Management Investors entered into employment contracts with WFA, guaranteeing employment for terms ranging from three to five years, commencing on January 1, 1995. Two of the executives had five-year contracts guaranteeing base salaries of $250,000, with guaranteed annual bonuses of $150,000 and $450,000 for each year. In conjunction with the July 18, 1995 transaction described in Note 1 (the transfer of the G.P. interest from NACC to Londonderry II), the Chairman and the Vice
          Chairman resigned and $2,318,537 was paid to these executives in settlement of their employment contracts. Each of the other four executives executed a three-year contract, with guaranteed annual salaries of $250,000, $250,000, $190,000 and $180,000, respectively.
          One of these four executives has a guaranteed annual bonus of $250,000 for each year. During 1995, two of the remaining four executives resigned, and therefore, the Company is no longer obligated under the respective employment contracts.

(6)    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (Continued)


       In addition, also in conjunction with the July 18, 1995 transaction described in Note 1, payments were made to obtain releases from certain liabilities from the Chairman and Vice Chairman and bonuses were paid to the remaining Management Investors to induce them to continue their employment with the Company. Such payments amounted to $3,371,360. The payments related to settlement of certain employment agreements, the release of certain liabilities, and bonuses to certain members of management to continue their employment with the Company have been recorded as Nonrecurring Organizational Costs in the accompanying Statement of Operations in the amount of $5,689,897, for the year ended December 31, 1995.


       As a result of its general partnership interest and its ownership of 12,571,429 units, the General Partner is entitled to allocations of WFA's profits, losses and cash distributions as specified in WFA's Partnership Agreement.

       The previous General Partner and certain of the previous partners of W.L. Realty were officers, directors or employees of WFA or First Winthrop and received compensation in connection with such employment.

       Partnerships composed of various combinations of current and former officers of WFA have retained an equity interest in some of the investment programs organized by the Company prior to the formation of WFA. Certain current and former employees own equity interests in some of the investment programs organized by the Company.

       In December 1994 and in January 1995, WFA purchased from various current and former officers of the Company an 89.47% interest in Clarendon Land Company, Inc., an 82.61% interest in Marlboro Land Company, Inc., and a 63.63% interest in Linnaeus San Francisco Associates, Limited Partnership. Marlboro Land Company, Inc. and Clarendon Land Company, Inc. own residual interests in the land underlying properties owned by certain of the Company's previous syndications. Linnaeus-San Francisco owns a small, freestanding retail store. The Company paid an aggregate of $935,926 to acquire these interests. The Company believed it to be the fair market value of such interests.

     During 1995, the Company made advances of $234,000 to certain affiliates of Apollo. Such amounts bear interest at prime plus 1% and are due on demand..


       In April 1995, the Company purchased, from an unaffiliated party, an apartment complex for approximately $11.3 million (the Hills Apartments) in Austin, Texas. In conjunction therewith, the Company obtained $1,000,000 in seller financing and obtained a mortgage loan from a related party of $8,470,000.

(6)    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (Continued)


       During 1995, the Company obtained debt from Londonderry II and purchased $8,000,000 of units in a limited partnership which had been previously syndicated by the Company. These units and the related debt were subsequently transferred from the Company to Londonderry II and, therefore, are not included in the financial statements of the Company at December 31, 1995.


       See  Notes  2  and  4  for   additional   discussion   of  related  party
       transactions.

(7)    ACCOUNTING FOR EQUITY INTERESTS IN INVESTMENT PROGRAMS
       AND UNCONSOLIDATED SUBSIDIARY

       The Company accounts for its interests in investment programs in which it exercises significant influence using the equity method. Upon completion of the offering of limited partnership interests, the Company's remaining interest in the investment programs is generally less than 5%. The following is an unaudited, combined summary of financial data for these investment programs (including Winthrop California Investors, L.P., as discussed below):

                                                                        December 31,
                                                                  1995              1994
                                                                  (Amounts in thousands)
                                                                        (Unaudited)

        Real estate, net of accumulated depreciation         $       869,916  $     1,032,269
        Investments in partnerships (a)                              (17,826)           5,771
        Cash and short-term investments                              107,130           99,220
        Other assets                                                 144,995          145,470
                                                             ---------------  ---------------

                                                                   1,104,215        1,282,730

        Mortgage notes payable                                     1,268,198        1,302,741
        Other liabilities                                            228,703          235,051
                                                             ---------------  ---------------

                                                                   1,496,901        1,537,792

                 Net liabilities                             $      (392,686) $      (255,062)
                                                             ===============  ===============

(7)    ACCOUNTING FOR EQUITY INTERESTS IN INVESTMENT PROGRAMS
       AND UNCONSOLIDATED SUBSIDIARY (Continued)

                                                                           For the Year Ended December 31,
                                                                          1995            1994             1993

                                                                                  (Amounts in thousands)
                                                                                       (Unaudited)

        Rental income                                                $     274,988   $     274,562     $    295,308
        Gain on property transfer                                               11             650           41,495
        Interest income                                                     20,713          17,918           16,374
                                                                     -------------   -------------   --------------


                                                                           295,712         293,130          353,177
                                                                     -------------   -------------   --------------

        Equity in loss of partnership investment (a)                         3,596            (421)             124
        Depreciation and amortization                                       75,852          77,065           81,569
        Other expenses                                                     346,690         276,163          298,683
                                                                     -------------   -------------   --------------

                                                                           426,138         352,807          380,376
                                                                     -------------   -------------   --------------

                 Net loss                                            $    (130,426)  $     (59,677)    $    (27,199)
                                                                     =============   =============     ============


             (a) Thirteen investment programs own interests in 58 partnerships or joint ventures that own and operate commercial properties or residential housing developments.


       The Company typically held a substantial equity interest in the investment programs it organized during the investment programs'
       syndication period. The Company accounted for its interest in these investment programs, during the syndication period, on the same basis as the basis used on final admission of investor limited partners.


       In May 1986, the Company acquired, through a wholly owned partnership (consolidated with the Company through 1990), 1,000 units (Units) of limited partnership interest in Winthrop California Investors, L.P.
       (WCI), an investment program organized by the Company, for an aggregate cost of $54,000,000 funded with $29,500,000 of working capital provided by the Company and a $24,500,000 loan. The loan is nonrecourse except to such Units (and cash held in escrow as described below) and bears interest until December 31, 1998 at 10.75% per annum. During this period, interest only is payable on the loan in annual amounts equal to the cash flow received in respect to the Units, subject to specified minimum and maximum interest payments. Interest not paid currently will be added to principal and accrue interest at 10.75% per annum.

(7)    ACCOUNTING FOR EQUITY INTERESTS IN INVESTMENT PROGRAMS
       AND UNCONSOLIDATED SUBSIDIARY (Continued)

       The outstanding balance of this loan at December 31, 1995 is $52,282,000, including unpaid interest that has been added to principal. The lender has the option to acquire, on December 31, 1998, a 45% interest in the WCI Units at a price equal to the lesser of (a) all accrued and unpaid interest on the loan or (b) 45% of the fair market value of the Units subject to the loan (excluding accrued and unpaid interests). The Company has received a capital distribution of $3,373,000 in connection with its investment in the Units. In accordance with the original terms of the loan, these funds will remain in escrow until the lender's option to acquire an interest in the Units is exercised or expires.


       As of April 1991, the Company had stopped making the annual interest payments and has since determined that it does not intend to invest or commit significant further resources to maintain ownership of the WCI Units. As a result, the Company, for financial reporting purposes, has deconsolidated this wholly owned partnership and reflected the net carrying value at December 31, 1995 and 1994 (which is accounted for on the cost method beginning October 1, 1991) as an offset against equity interests in and advances to investment programs, net, in the accompanying consolidated balance sheets.


       The following are the condensed balance sheets and statements of operations and cash flows of this wholly owned partnership (amounts in thousands):

                                  BALANCE SHEET


                                                                         December 31,
                                                                  1995                1994
        Assets:
           Restricted cash and cash equivalents              $            13      $     4,002
           Investments in WCI                                              -           16,385
                                                             ---------------  ---------------

                                                             $            13      $    20,387
                                                             ===============      ===========

        Liabilities:
           Mortgage notes payable                            $        47,422      $    43,002
           Accrued interest                                            4,860            4,420
                                                             ---------------  ---------------

                                                                      52,282           47,422
                                                             ---------------  ---------------


        Partners' Capital                                            (52,269)         (27,035)
                                                             ---------------  ---------------


                                                             $            13      $    20,387
                                                             ===============      ===========

(7)    ACCOUNTING FOR EQUITY INTERESTS IN INVESTMENT PROGRAMS
       AND UNCONSOLIDATED SUBSIDIARY (Continued)

                            STATEMENTS OF OPERATIONS
                                                                                      For the Year
                                                                                         Ended
                                                                                      December 31,
                                                                          1995             1994            1993

        Interest income                                              $         171     $       153     $       117
        Interest expense                                                    (4,860)         (4,420)         (3,779)
        Equity in loss of investment program                               (16,385)         (4,790)         (4,412)
                                                                     -------------   -------------   -------------

                 Net loss                                            $     (21,074)    $    (9,057)    $    (8,074)
                                                                     =============     ===========     ===========


       The wholly owned partnership accounts for its investment in the WCI units on the equity method. Therefore, the significant loss recorded in 1995 is directly attributable to the significant loss recorded by WCI, primarily as a result of a provision to write down its real estate to net realizable value. Since the wholly owned partnership owns limited partner Units, it has not written its investment below zero.


                           STATEMENTS OF CASH FLOWS
                                                                                       For the Year
                                                                                           Ended
                                                                                        December 31,
                                                                          1995             1994            1993

        Net loss                                                     $     (21,074)    $    (9,057)    $    (8,074)
        Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Equity in loss of investment program                             16,385           4,790           4,412
           Changes in assets and liabilities-
             Increase in accrued interest                                    4,860           4,420           3,779
             Return of restricted cash to lender                            (4,160)              -               -
                                                                     -------------   -------------   -------------

        Net increase (decrease) in cash and cash equivalents                (3,989)            153             117

        Cash and cash equivalents, beginning of year                         4,002           3,849           3,732
                                                                     -------------   -------------   -------------

        Cash and cash equivalents, end of year                       $          13     $     4,002     $     3,849
                                                                     =============     ===========     ===========

(8)    DISCONTINUED OPERATIONS

       In the fourth quarter of 1993, the Company decided to discontinue its investment-sales related operations and to terminate the business operations of Winthrop Securities, the Company's securities brokerage subsidiary. This decision completed the Company's decision to terminate all fee-based activity related to raising investment capital.


       Accordingly, this business segment was presented as a discontinued operation in 1993. The estimated loss on the disposal was $1,403,000 net of tax benefit of $424,000, consisting of a provision for severance, losses through disposal, etc.


       Summary operating results of the discontinued operation for the year ended December 31, 1993 are as follows:

        Revenues                                                $    1,868
        Expenses                                                     4,816
                                                             -------------
                 Loss before tax                                    (2,948)

        Tax benefit                                                    742
                 Loss from discontinued operations                  (2,206)

        Loss on disposition                                         (1,403)
                                                             -------------
                 Net loss from discontinued operations          $   (3,609)
                                                                ==========

(9)    NOTES PAYABLE

       The Company's notes payable for 1995 and 1994 are summarized as follows:

                                                                                       1995            1994
        Mutual of Omaha notes payable,  interest at 7.67% payable  semiannually.
        Represents two separate notes.  Interest  payable only in the first five years,  maturing  in 2000  and  2005,  respectively.  Collateralized  by certain receivables of the Company as well as by certain restricted
        cash reserves                                                             $       9,250   $       9,250

        Note payable to a bank.  Interest payable monthly at rates from 7% to
        8.5%.  The note is secured by and has recourse solely against certain
        assets of the Company and matures in 2001                                         1,161           1,161

        Revolving credit facility with a bank, with a $20,000,000 line of credit bearing  interest at the lenders'  base rate plus 1%,  expired May 1994.
        The  balance  as of  December  31,  1994 was the  remaining  outstanding balance, with interest payable at 9.5%, repaid in full in
        1995                                                                                  -           6,382

        Loan payable to a bank, secured by certain assets of the Company.  Bore a variable interest rate (8.125% at December 31, 1994) and was
        scheduled to mature in November 1996, repaid in full in 1995                          -          14,985


        Mortgage notes payable to unrelated third parties, bearing interest from
        8.75% to 9.625%, principal and interest paid monthly out of
        property cash flow, maturing in 2002 and 2003                                       867             930


        Mortgage notes payable to an insurance company, bearing interest at
        9.875%, maturing in November 2000                                                 1,655           1,670

        Senior and Junior mortgage notes payable to a trust, bearing interest
        at 9%, maturing in 2000 and 2018, respectively                                  106,326         106,326

        Notes payable to a related party, bearing interest at 1% above the prime rate of Bank of Boston, 9.5% at December 31, 1995, due in 1998
                                                                                          7,375           6,810


        Note payable to a bank, bearing interest of 9%, scheduled to mature
        in 2002, paid in full in 1995                                                         -           2,123

        Mortgage notes payable to an insurance company, bearing interest at
        9.75% matured in 1995                                                                 -           9,999

        Mortgage  notes  payable  to General  Electric  Capital  Corp.,  bearing interest at LIBOR plus 3%, 8.72% at December 31, 1995, due on June 30,
        1998                                                                             41,177               -

        Mortgage note payable to Nomura Asset Capital Corporation, bearing
        interest at 10.04%, due on May 1, 2002                                            8,424               -

        Installment note payable to a limited  partnership,  bearing interest at
        9.5%. Any remaining amounts owing under this note will be due on
        January 31, 2000                                                                  1,000               -

        Note payable to a bank, interest and principal payable monthly,  bearing interest at the prime rate plus 1.5%, scheduled to mature in 1996,
        paid in full in 1995                                                                  -           3,557

        Other notes payable, varying interest rates and maturities                          345             130
                                                                                  -------------   -------------

                                                                                        177,580         163,323
        Less--Current portion                                                             2,059          32,708
                                                                                   -------------   -------------

                                                                                  $     175,521   $     130,615
                                                                                  =============   =============

       Principal payments are due as follows:

        1996                      $      2,059
        1997                               724
        1998                            49,559
        1999                             2,060
        2000                            96,332
        Thereafter                      26,846
                                  ------------

                                  $    177,580

       The Company is currently in default on a mortgage payable of $1,161,000, secured solely by specific assets of the Company. The Company is currently negotiating with the lender of the note. The Company does not expect a material adverse or significant impact on the Company's results of operations or financial position, as a result of the current default.


       As of December 31, 1995, substantially all of the Company's real estate assets had been pledged as collateral for various notes payable.


     Winthrop Florida Apartments, L.P. (Winthrop Florida), a wholly owned entity of the Company, entered into an interest rate protection agreement with Morgan Guaranty Trust Company of New York (MGT) in July 1995. The agreement expires on July 1, 1998. Under the agreement, Winthrop Florida paid MGT a transaction fee of $302,400 in exchange for an interest rate cap of 10.19%, with a floating rate option on the notional principal amount of $33,600,000. The original note rate was LIBOR plus three percent. In the event of nonperformance by the counterparty, Winthrop Florida would be exposed to interest rate risk if LIBOR plus three percent rate were to exceed the cap rate. As of December 31, 1995, LIBOR plus three percent did not exceed the cap rate. Winthrop Florida recorded $50,400 of amortization expense during 1995 related to the interest rate protection agreement.


(10)   INCOME TAXES

     Effective the beginning of fiscal 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. Taxes in respect of the portion of the net income or loss of the Company attributable to its corporate subsidiaries is reflected in the statements of the Company. The balance of the net income or loss is reflected on the tax returns of the partners of WFA. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements and tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       The components of the net deferred tax liability as of December 31, 1995 and 1994 are as follows:

                                                         1995              1994

        Total deferred tax liabilities              $ 44,306,000     $    44,113,000
        Total deferred tax assets                     30,394,000          32,187,000
                                                    ---------------  ---------------


                                                    $ 13,372,000  $       11,926,000
                                                    ===============  ===============

       The Company's deferred tax assets are expected to be realized through the reversal of the deferred tax liabilities.

       Significant items making up the deferred tax liabilities and deferred tax assets as of December 31, 1995 and 1994 are as follows:

                                                                         1995             1994
        Assets:

           Reserves not currently deductible for tax purposes        $    13,085,000   $    20,757,000
           Revenues recognized for tax purposes in advance of
             financial statements                                          5,534,000         5,534,000
                                                                               -----
           Net operating loss carryforward                                12,315,000         5,896,000
                                                                     ---------------   ---------------

                                                                     $    30,934,000   $    32,187,000
                                                                     ===============   ===============


        Liabilities:

           Equity in investment programs' tax basis loss             $    32,849,000   $    33,012,000
           Revenues recognized for financial statements in advance
             of tax purposes                                              11,457,000        11,101,000
                                                                     ---------------   ---------------

                                                                     $    44,306,000   $    44,113,000
                                                                     ===============   ===============

       As of January 1, 1996, the Company has net operating loss carryforwards which are available to offset future taxable income. These carryforwards, which are expected to be fully utilized, expire in the year 2010.


       WFA's taxable income (loss) differs from its net loss for financial statement purposes due primarily to differences in the recognition of WFA's share of First Winthrop's and certain investment programs' results of operations for financial statement and tax reporting purposes.

       WFA's taxable income is estimated as follows:

                                                                                 For the Year
                                                                                    Ended
                                                                                  December 31
                                                                      1995           1994           1993
                                                                           (Amounts in Thousands)

        Net loss for financial statement purposes            $      (8,352)   $   (13,265)    $      (990)
        Equity in investment programs' tax basis loss in

           excess of financial statement loss                       (4,969)       (10,195)          6,935
        Income not included for financial statement
           purposes                                                      -              -           5,280
        Investment programs' distributions not included in
           taxable income                                             (338)          (537)            (66)
        Expenses previously included for financial
           statement purposes                                            -              -          (9,263)
        First Winthrop's net (income) loss for financial
           statement purposes                                       (2,226)        14,041          (2,262)
        Charges related to real estate                                                  -               -

        Net expenses not deductible for tax reporting

           purposes                                                      -            189           1,546
                                                             -------------  -------------   -------------

                 WFA estimated taxable income (loss)         $     (15,885)   $    (9,767)    $     1,180
                                                             ==============   ===========     ===========


       First Winthrop's total provision (credit) for income taxes differs from that which would have been calculated using the statutory federal income tax rate, due primarily to the net effect of the provision (credit) for state income taxes. Deferred income taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes, primarily related to the excess, in respect of various investment programs, of tax losses over losses reported for financial statement purposes.

       Significant components of the provision (credit) for income taxes from continuing operations are as follows:

                                                            For the Years Ended December 31,
                                                         1995            1994             1993
                                                                  (Amounts in Thousands)


        Deferred tax (credit) liability             $       1,530     $    (8,315)   $    (2,609)
                                                    --------          -----------    -----------

                                                    $       1,530     $    (8,315)   $    (2,609)
                                                    =============     ===========    ===========


(11)   PENSION AND PROFIT-SHARING PLANS

       The Company has two contributory 401(k) plans (the Plans) covering most of its employees meeting certain age and service criteria. The first plan is for office employees and the second is for field employees. Under both Plans, participants may make pretax contributions of up to 15% of their salary. Under the office employees' plan, the Company will match employee contributions up to 3.5% of the employees' salary. The Company's contribution may be reduced as a result of forfeiture of unvested account balances by terminated employees. The employee contributions will be 100% vested, and the Company's matching contributions to the Plan, as well as all prior account balances, will vest 50% upon completion of three years of services and 100% upon completion of four years of service.


       The Company recognized expenses relating to the Plans of $98,000, $599,000 and $290,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company currently funds amount accrued under the Plans.


       The Company does not provide any other postretirement benefits in addition to the benefits discussed above.

(12)   COMMITMENTS AND CONTINGENCIES

       (a)    Guarantees of Syndicated Investment Programs' Obligations

              As of December 31, 1995, the Company has agreed to fund up to $3,179,000 of potential operating deficits that may be incurred by three investment programs. In general, the Company will not be liable under these commitments until the investment programs' reserves to fund operating deficits are exhausted.

              As of December 31, 1995, the Company has guaranteed $45,700,000 of seven investment programs' mortgage financing. The Company's liability is for only the most senior portion of the mortgages, and in none of the cases is this guaranteed portion more than 50% of the mortgage financing. The Company will only be liable under these guarantees to the extent that the potential sale or refinancing of properties held by the investment programs do not provide sufficient funds to satisfy the guaranteed portions of the investment programs' obligations. In addition, the Company has guaranteed $10,000,000 of one investment program's mortgage financing in the event of environmental liability or fraud.

              The Company has guaranteed a minimum return to the limited partners of one investment program organized by the Company. In another investment program organized by the Company, a partnership is required to purchase those units tendered by the investor limited partners, including a cumulative 10% annually compounded return on the basic capital contribution, less any cash flow previously distributed (the net amount so calculated being referred to as the Put Payment). If the partnership does not have sufficient funds to make all required Put Payments, then the general partner, a subsidiary of First Winthrop, shall contribute to the partnership, as an additional capital contribution, such funds as are required to allow the partnership to complete the Put Payments.


          Liabilities related to the above commmmitments as of December 31, 1995 and December 31, 1994 are reflected in accrued expenses ($823,000 and $600,000, respectively) and other long-term liabilities ($1,274,000 and $3,070,000, respectively). Management believes that these amounts are adequate to cover the Company's exposure on these guarantees.

       (b)    Leases

              Subsidiaries of the Company are leasing real properties on a completely net basis under lease agreements (the Master Leases) from two investment programs organized by the Company. The subsidiaries are, in turn, leasing the real properties on a completely net basis under separate lease agreements (the Subleases) to unaffiliated corporate tenants. The Master Leases have primary terms of 30 years while the Subleases have primary terms of 25 years, both having several five-year renewal options. The Company expects that the corporate tenants will exercise their first five-year renewal options under the Subleases. Lease payments due to the subsidiaries during the primary and renewal periods of the Subleases are adequate to meet their obligations under corresponding periods of the Master Leases.

              The following is a summary of the average payments due during the primary terms of the Master and Subleases, which are accounted for as operating leases:

                                                Master
            Years                               Leases        Subleases
                                                 (Amounts in Thousands)

        1996-2008                            $    10,587     $    10,656
        2009-2013                                  3,895               -

              The Company's liability under the Master Leases is limited to $2,000,000 with respect to any one investment program, subject to an overall $5,000,000 limitation.

              The Company leases office space and office equipment. The Company incurred rental expense of approximately $1,993,000, $1,933,000 and $2,658,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

              The following is a summary of the Company's approximate minimum rental commitments under the noncancelable portion of long-term operating leases (in thousands):

        Year Ended December 31,

           1996                                     $      1,830
           1997                                            1,487
           1998                                              308
           1999                                              140
           2000                                              140
           Thereafter                                        350

       (c)    Litigation

              As a result of actions brought by investors, the Company is a party to litigation involving certain investment programs it has organized. Each of these programs has experienced financial difficulties due to market conditions. In general, the actions brought against the Company allege that the Company, as general partner or sponsor, acted improperly in the organization, syndication or operation of the investment programs. In each pending case, the Company believes that the allegations are without merit and intends to vigorously defend itself. The Company does not expect that the outcome of any of these suits or any other suits will have a material adverse effect on its financial condition or results of operations.

              During 1995, the Company settled lawsuits initiated by the limited partners of Sixty-Six Associates Limited Partnership, Park Towne Place Associates Limited Partnership, and Parsippany Commerce Associates Limited Partnership for an aggregate amount of $1,216,000. These amounts had been previously reserved for by the Company, and thus, the settlements had no impact on the Company's 1995 results of operations.

              As discussed in Note 2, as a result of a legal case settlement, First Winthrop paid One Houston the sum of $17 million.

              In addition, as discussed in Note 4, as a result of a legal case settlement, the Company forgave $10 million plus accrued interest owed by an investment program.

       (d)    Letters of Credit


              In conjunction with WFA's acquisition of the Hills Apartments, WFA executed two letters of credit, $100,000 and $900,000, respectively, to collateralize notes retained by the seller, Carwin, Ltd. These letters of credit have initial terms ending January 3, 1997, and August 1, 1996, respectively.


       (e)    Employment Arrangements


              On January 15, 1996, the Company entered into an employment agreement with its newly hired Chief Executive Officer. Under the terms of this three-year agreement, the Chief Executive Officer will receive an annual salary of $360,000 per year, subject to increase based upon the U.S. Consumer Price Index, and a bonus, based upon the improved financial performance or condition of the Company or its direct or indirect subsidiaries. In addition, the Chief Executive Officer is entitled to a monthly car allowance, as well as participation in all employee health and benefit plans. This employment agreement will terminate immediately upon the employee's death, disability, or for cause. Upon the termination of the Chief Executive Officer's employment agreement for any reason other than cause, the Company will continue to be obligated to make payments in accordance with the agreement for the remainder of the term, unless termination is a result of the officer's death or disability, in which case the amount to be paid will the lesser of one year's salary, or the salary due over the remaining term of the agreement.

              See Note 6 for discussion of additional employment contracts.

(13)   SUBSEQUENT EVENTS


              On December 22, 1994, a class action suit was brought against WFA, Linnaeus Associates Limited Partnership (Linnaeus), a Maryland limited partnership and sole general partner of WFA, former and current members of WFA's senior management (collectively, the WFA Defendants) and Nomura Asset Capital Corporation, by those individuals who owned units of limited partnership interest in WFA known as preferred units (Preferred Unitholders and Class
              Members). The suit alleges in the first amended complaint, filed February 28, 1995, that, among other things, the WFA Defendants breached their fiduciary duties by improperly selling their interest in Linnaeus to NACC, while failing to obtain a similar buyout opportunity for the Preferred Unitholders.

              On March 8, 1996, a second amended complaint was filed which contained the class claims asserted in the previous complaint and, in addition, that the defendants breached the twelfth amendment to the Partnership Agreement by failing to make a capital distribution as a result of the Investment Agreement and by failing to effect a redemption of the Preferred Units.

               A Stipulation for Settlement, dated as of March 20, 1996 (the Stipulation), provides that Londonderry Acquisition Corp., Inc. or its affiliate (Londonderry), an affiliate of Apollo, will undertake to liquidate the investment of Class Members by effecting a merger (the Merger Transaction) pursuant to Maryland law which will provide Class Members (regardless whether such Class Members opt out of the Class) with the right to receive cash consideration per Preferred Unit in an amount to be opined by a nationally recognized, independent investment banking firm as fair from a financial point of view, but in no event less than ten dollars and fifty cents ($10.50) per Preferred Unit (the Offered Price). Class Members will retain their rights under Maryland law to pursue an appraisal of the value of their units and receive an amount determined pursuant to their appraisal rights under Maryland law (the Appraised Price).

              Londonderry has indicated that it is willing to purchase the Preferred Units at the offered price only if the proposed settlement, pursuant to the Stipulation, is approved and the class action is dismissed with prejudice. If the proposed settlement is not approved, Londonderry may not make an offer to liquidate the Class Members' investment in WFA. The final approval hearing will be held May 23, 1996 in Chicago, Illinois. If a significant number of Class Members opt out of the proposed settlement, Londonderry and Linnaeus have the right to declare the Stipulation null and void.


                         WINTHROP FINANCIAL ASSOCIATES
                             (A Limited Partnership)

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 1995



- ------------------------------- --------------- -------------------------------- ------------------ ---------------
              Column A                    Column B                Column C                  Column D          Column E
- -------------------------------------- --------------- -------------------------------- ------------------ ---------------
                                          Balance,      Charged to                                            Balance,
                                         Beginning      Costs and       Charged to         (Additions)          End
             Description                 of Period       Expenses     Other Accounts       Deductions        of Period
- -------------------------------------- --------------- ------------- ------------------ ------------------ ---------------

PERIOD ENDED, DECEMBER 31, 1995:
   Deducted from asset accounts-
     Allowance for doubtful accounts   $   16,639,000  $    240,000  $          -       $          -       $  16,879,000
     Loan reserves                         16,908,000       (20,000)            -                  -          16,888,000
                                       --------------  ------------  ------------       ------------       -------------

         Total                         $   33,547,000  $    220,000  $          -       $          -       $  33,767,000
                                       ==============  ============  ============       ============       =============

         General partner liability     $    4,777,000  $          -  $  1,121,000       $ (2,611,000)      $   3,287,000
                                       ==============  ============  ============       ============       =============

YEAR ENDED DECEMBER 31, 1994
   Deducted from asset accounts-
     Allowance for doubtful accounts   $   26,614,000  $     25,000  $          -       $ 10,000,000       $  16,639,000
                                                                                                  (1)
     Loan reserves                         17,538,000        75,000             -            705,000          16,908,000
                                       --------------  ------------  ------------       ------------       -------------
                                                                                                  (1)

         Total                         $   44,152,000  $    100,000  $          -       $ 10,705,000       $  33,547,000
                                       ==============  ============  ============       ============       =============

         General partner liability     $    8,304,000  $          -  $   (171,000)      $  3,356,000       $   4,777,000
                                       ==============  ============  ============       ============       =============
                                                                                                  (2)

YEAR ENDED DECEMBER 31, 1993
   Deducted from asset accounts-
     Allowance for doubtful accounts   $   27,870,000  $    130,000                     $  1,386,000       $  26,614,000
                                                                                                  (1)
     Loan reserves                         25,107,000       137,000                        7,706,000          17,538,000
                                       --------------  ------------                     ------------       -------------
                                                                                                  (1)

         Total                         $   52,977,000  $    267,000                     $  9,092,000       $  44,152,000
                                       ==============  ============                     ============       =============

         General partner liability     $    9,844,000                                   $  1,540,000       $   8,304,000
                                       ==============                                   ============       =============
                                                                                                  (2)

YEAR ENDED DECEMBER 31, 1992
   Deducted from asset accounts-
     Allowance for doubtful accounts   $  222,652,000  $    901,000  $  4,845,000  (3)  $    528,000       $  27,870,000
                                                                                                  (1)
     Loan reserves                         24,739,000       619,000     4,221,000  (3)     4,472,000          25,107,000
                                       --------------  ------------  ------------       ------------       -------------
                                                                                                  (1)

         Total                         $   47,391,000  $  1,520,000  $  9,066,000       $  5,000,000       $  52,977,000
                                       ==============  ============  ============       ============       =============

         General partner liability     $    9,850,000  $    900,000                     $    906,000       $   9,844,000
                                       ==============  ============                     ============       =============
                                                                                                  (2)

(1)  Uncollectible accounts written off.
(2)  Payments.
(3)  These amounts represented deferred revenue.

                          WINTHROP FINANCIAL ASSOCIATES

                                10-K SCHEDULE III
                                  SCHEDULE 3-A
                                DECEMBER 31, 1995



                                                                                            Cost Capitalized Subsequent
                                                (A)               Acquisition Costs                to Acquisition
              Description                    Mortgage                        Buildings and                 Buildings and
             Real Property                     Notes            Land         Improvements        Land      Improvements

Beacon Hill Apts., Chambles, GA           $     3,701,986  $     655,108   $     3,520,283  $          -   $     214,888
Blossomtree Apts., Scottsdale, AZ               2,251,638        362,134         1,964,236             -         232,527
Ferntree III Apts., Phoenix, AZ                 2,587,193        445,946         2,397,000             -         214,729
Foothils Apts., Tucson, AZ                      6,043,093        804,081         6,296,430             -          62,375
Fox Bay Apts., Tucson, AZ                       3,925,497        724,139         3,638,748             -         152,250
Foxtree Apts., Tempe, AZ                        5,575,592        950,671         5,113,536             -         788,892
Grovetree Apts., Tempe, AZ                      3,620,626        621,544         3,324,781             -         125,285
Hazeltree Apts., Phoenix, AZ                    1,236,970        181,804         1,002,426             -         361,241
Hiddentree Apts., E. Lansing, MI                5,306,793        567,852         4,998,541             -         979,445
Islandtree Apts., Savannah, GA                  6,047,438      1,097,172         5,852,607             -         110,844
Orchidtree Apts., Scottsdale, AZ                8,239,302      1,441,057         7,709,577             -         467,745
Pine Creek Apts., Pine Creek, MI                2,136,961        329,332         1,823,779             -         466,855
Polo Park Apts., Midland, TX                    3,074,131        447,980         2,979,650             -         106,427
Quailtree Apts., Phoenix, AZ                    2,629,152        441,855         2,373,552             -         215,026
Rivercrest Apts., Tucson, AZ                    2,678,712        576,873         2,267,180             -          73,871
Sand Pebble Apts., El Paso, TX                  5,007,302        754,565         5,015,097             -         123,993
Shadetree Apts., Tempe, AZ                      1,724,979        287,774         1,549,185             -         153,922
Silktree Apts., Phoenix, AZ                     1,292,390        205,395         1,104,863             -          71,132
Timbertree Apts., Phoenix, AZ                   7,033,923      1,263,962         6,752,145             -         491,336
Twinbridge Apts., Tucson, AZ                      763,274        124,654           625,458             -          36,133
Village Park Apts., North Miami, FL            14,755,882      2,325,130        14,371,343             -         961,808
Wickertree Apts., Phoenix, AZ                   3,183,166        590,218         2,959,563             -         173,049
Wildflower Apts., Midland, TX                   2,641,832        363,341         2,642,526             -         223,840
Wydewood Apts., Midland, TX                     2,218,304        323,230         2,149,165             -          79,680
Yorktree Apts., Carol Stream, IL                8,649,878        605,045         7,820,340      (200,153)      2,110,395
Brant Rock Apts., Houston, TX                   1,533,139        169,000         1,606,000             -         253,820
Freedom Place Apts., Jacksonville, FL          10,904,723      1,443,278        11,181,721             -          83,385
Olmos Club Apts., San Antonio, TX               2,137,758        304,425         2,170,575             -          38,107
Sandcastles Apts., League City, TX              4,491,450        624,000         4,576,000             -          75,305
Shadow Lake Apts., Greensboro, NC               4,301,427        850,000         4,130,000             -         118,607
Surrey Oaks Apts., Bedford, TX                  3,454,962        574,000         3,426,000             -         110,226
Tall Timbers Apts., Houston, TX                 5,268,817      1,299,300         4,800,700        23,434         844,641
Windsor Landing Apts., Morrow, GA               6,867,600      1,660,000         6,291,000             -          59,808
Woodhollow Apts., Austin, TX                    2,915,124        972,000         2,403,000        (3,744)        190,153
Benjamin Franklin Land, Philedelphia, PA        1,655,088      1,712,365                 -             -               -
Marlboro Unimp. Land, Various Loc.                      -         89,743                 -             -               -
Northwood Land, Various Loc.                      866,704      1,457,504                 -             -               -
Linnaeus Unimp. Land, Manchester, CT                    -        160,000                 -             -               -
Linnaeus Building, Manchester, CT                       -              -           642,329             -               -
Clarendon Land, Irving, CA                              -        302,411                 -             -               -
The Hills Apts., Austin, TX                     9,424,488      2,798,623         8,307,025             -         113,243
                                          ---------------  -------------   ---------------  ------------   -------------

                                          $   160,147,294  $  30,907,511   $   149,786,361  $   (180,463)  $  10,884,983
                                          ===============  =============   ===============  ============   =============


                          WINTHROP FINANCIAL ASSOCIATES

                                10-K SCHEDULE III
                                DECEMBER 31, 1995


                                                           Gross Balance,
                                                         December 31, 1995                                     (C)
                  Description                                         Buildings and         (B)            Accumulated
                 Real Property                         Land           Improvements         Total          Depreciation

Beacon Hill Apts., Chambles, GA                  $       655,108  $       3,735,171  $       4,390,279   $       317,019
Blossomtree Apts., Scottsdale, AZ                        362,134          2,196,763          2,558,897           192,498
Ferntree III Apts., Phoenix, AZ                          445,946          2,611,729          3,057,675           221,632
Foothils Apts., Tucson, AZ                               804,081          6,358,805          7,162,886           496,052
Fox Bay Apts., Tucson, AZ                                724,139          3,790,998          4,515,137           493,986
Foxtree Apts., Tempe, AZ                                 950,671          5,902,428          6,853,099           331,974
Grovetree Apts., Tempe, AZ                               621,544          3,450,066          4,071,610           279,098
Hazeltree Apts., Phoenix, AZ                             181,804          1,363,667          1,545,471           135,509
Hiddentree Apts., E. Lansing, MI                         567,852          5,977,986          6,545,838           554,382
Islandtree Apts., Savannah, GA                         1,097,172          5,963,451          7,060,623           468,724
Orchidtree Apts., Scottsdale, AZ                       1,441,057          8,177,322          9,618,379           655,368
Pine Creek Apts., Pine Creek, MI                         329,332          2,290,634          2,619,966           221,041
Polo Park Apts., Midland, TX                             447,980          3,086,077          3,534,057           249,021
Quailtree Apts., Phoenix, AZ                             441,855          2,588,578          3,030,433           213,327
Rivercrest Apts., Tucson, AZ                             576,873          2,341,051          2,917,924           191,966
Sand Pebble Apts., El Paso, TX                           754,565          5,139,090          5,893,655           407,374
Shadetree Apts., Tempe, AZ                               287,774          1,703,107          1,990,881           144,656
Silktree Apts., Phoenix, AZ                              205,395          1,175,995          1,381,390            98,791
Timbertree Apts., Phoenix, AZ                          1,263,962          7,243,481          8,507,443           577,426
Twinbridge Apts., Tucson, AZ                             124,654            661,591            786,245            55,997
Village Park Apts., North Miami, FL                    2,325,130         15,333,151         17,658,281         1,296,400
Wickertree Apts., Phoenix, AZ                            590,218          3,132,612          3,722,830           254,985
Wildflower Apts., Midland, TX                            363,341          2,866,366          3,229,707           240,175
Wydewood Apts., Midland, TX                              323,230          2,228,845          2,552,075           178,651
Yorktree Apts., Carol Stream, IL                         404,892          9,930,735         10,335,627           808,188
Brant Rock Apts., Houston, TX                            169,000          1,859,820          2,028,820           208,998
Freedom Place Apts., Jacksonville, FL                  1,443,278         11,265,106         12,708,384           490,785
Olmos Club Apts., San Antonio, TX                        304,425          2,208,682          2,513,107            91,315
Sandcastles Apts., League City, TX                       624,000          4,651,305          5,275,305           193,174
Shadow Lake Apts., Greensboro, NC                        850,000          4,248,607          5,098,607           385,723
Surrey Oaks Apts., Bedford, TX                           574,000          3,536,226          4,110,226           330,050
Tall Timbers Apts., Houston, TX                        1,322,734          5,645,341          6,968,075           508,004
Windsor Landing Apts., Morrow, GA                      1,660,000          6,350,808          8,010,808           543,018
Woodhollow Apts., Austin, TX                             968,256          2,593,153          3,561,409           260,286
Benjamin Franklin Land, Philedelphia, PA               1,712,365                  -          1,712,365                 -
Marlboro Unimp. Land, Various Loc.                        89,743                  -             89,743                 -
Northwood Land, Various Loc.                           1,457,504                  -          1,457,504                 -
Linnaeus Unimp. Land, Manchester, CT                     160,000                  -            160,000                 -
Linnaeus Building, Manchester, CT                              -            642,329            642,329           208,017
Clarendon Land, Irving, CA                               302,411                  -            302,411                 -
The Hills Apts., Austin, TX                            2,798,623          8,420,268         11,218,891           307,792
                                                 ---------------  -----------------  -----------------   ---------------

                                                 $    30,727,048  $     160,671,344  $     191,398,392   $    12,611,402
                                                 ===============  =================  =================   ===============

                          WINTHROP FINANCIAL ASSOCIATES

                                10-K SCHEDULE III
                                DECEMBER 31, 1995


                                                                                                          Life on which
                                                                                                          Depreciation
                              Description                                    Date of           Date        Expense is
                             Real Property                                 Construction      Acquired       Computed

Beacon Hill Apts., Chambles, GA                                                   1978         1993         5-27.5 years
Blossomtree Apts., Scottsdale, AZ                                                 1970         1993         5-27.5 years
Ferntree III Apts., Phoenix, AZ                                                   1973         1993         5-27.5 years
Foothils Apts., Tucson, AZ                                                        1982         1993         5-27.5 years
Fox Bay Apts., Tucson, AZ                                                         1983         1993         5-27.5 years
Foxtree Apts., Tempe, AZ                                                          1972         1993         5-27.5 years
Grovetree Apts., Tempe, AZ                                                        1959         1993         5-27.5 years
Hazeltree Apts., Phoenix, AZ                                                      1959         1993         5-27.5 years
Hiddentree Apts., E. Lansing, MI                                                  1969         1993         5-27.5 years
Islandtree Apts., Savannah, GA                                                    1985         1993         5-27.5 years
Orchidtree Apts., Scottsdale, AZ                                                  1972         1993         5-27.5 years
Pine Creek Apts., Pine Creek, MI                                                  1976         1993         5-27.5 years
Polo Park Apts., Midland, TX                                                      1982         1993         5-27.5 years
Quailtree Apts., Phoenix, AZ                                                      1976         1993         5-27.5 years
Rivercrest Apts., Tucson, AZ                                                      1984         1993         5-27.5 years
Sand Pebble Apts., El Paso, TX                                                    1983         1993         5-27.5 years
Shadetree Apts., Tempe, AZ                                                        1965         1993         5-27.5 years
Silktree Apts., Phoenix, AZ                                                       1980         1993         5-27.5 years
Timbertree Apts., Phoenix, AZ                                                     1980         1993         5-27.5 years
Twinbridge Apts., Tucson, AZ                                                      1982         1993         5-27.5 years
Village Park Apts., North Miami, FL                                          1974-1981         1993         5-27.5 years
Wickertree Apts., Phoenix, AZ                                                     1983         1993         5-27.5 years
Wildflower Apts., Midland, TX                                                     1982         1993         5-27.5 years
Wydewood Apts., Midland, TX                                                       1981         1993         5-27.5 years
Yorktree Apts., Carol Stream, IL                                                  1970         1993         5-27.5 years
Brant Rock Apts., Houston, TX                                                     1983         1993         5-27.5 years
Freedom Place Apts., Jacksonville, FL                                             1989         1994         5-27.5 years
Olmos Club Apts., San Antonio, TX                                                 1983         1994         5-27.5 years
Sandcastles Apts., League City, TX                                                1987         1994         5-27.5 years
Shadow Lake Apts., Greensboro, NC                                                 1986         1993         5-27.5 years
Surrey Oaks Apts., Bedford, TX                                                    1984         1993         5-27.5 years
Tall Timbers Apts., Houston, TX                                                   1983         1993         5-27.5 years
Windsor Landing Apts., Morrow, GA                                                 1990         1993         5-27.5 years
Woodhollow Apts., Austin, TX                                                      1974         1993         5-27.5 years
Benjamin Franklin Land, Philadelphia, PA                                           N/A         1985                  N/A
Marlboro Unimp. Land, Various Loc.                                                 N/A         1994                  N/A
Northwood Land, Various Loc.                                                       N/A         1977                  N/A
Linnaeus Unimp. Land, Manchester, CT                                               N/A         1994                  N/A
Linnaeus Building, Manchester, CT                                                 1976         1994         5-27.5 years
Clarendon Land, Irving, CA                                                         N/A         1994                  N/A
The Hills Apts., Austin, TX                                                  1980-1982         1995         5-27.5 years



Item 9.  Changes in and Disagreements on Accounting and Financial
          Disclosure.

      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     (a) and (b) Identification of Directors and Executive Officers. WFA is a limited partnership, the ultimate corporate general partner of which is Londonderry Acquisition Corp. II, Inc. ("Londonderry Acquisition"). Pursuant to the Partnership Agreement of WFA, the control of WFA is vested in its general partner and the executive officers of WFA appointed by its general partner. As of March 1, 1996, the names of the directors of Londonderry Acquisition and executive officers of WFA and the position held by each of them, are as follows:


                                 Position Held
                                  with WFA or            Served as an
    Name                     Londonderry Acquisition     Officer Since

Michael Weiner               Director                       7-95

W. Edward Scheetz            Director                       7-95

Michael L. Ashner            Chief Executive Officer        1-96

Richard J. McCready          President and
                             Chief Operating Officer        7-95

Jeffrey Furber               Executive Vice President       1-96
                             and Clerk

Anthony R. Page              Chief Financial Officer        8-95
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President          1-96

        Each director of Londonderry Acquisition and officer of WFA will hold office until the next annual meeting of the stockholders of Londonderry Acquisition and until his successor is elected and qualified.

       (c)    Identification of Certain Significant Employees.   None.

       (d)    Family Relationships.   None.

Business Experience.

     Michael Weiner, age 43, has been an officer of Apollo Advisors, L.P. since 1992, which, together with an affiliate thereof, serves as the managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P. which serves as financial advisor to and with respect to and representative for certain institutional investors with respect to securities investments. In addition, Mr. Weiner has been an officer of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private real estate investment fund since 1993. Prior to joining Apollo, Mr. Weiner was a partner of the national law firm of Morgan, Lewis & Bockius. Mr. Weiner is a director of Applause, Inc., Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, Continental Graphics Holdings, Inc., The Florsheim Shoe Company, Inc. and Furniture Brands International, Inc.

     W. Edward Scheetz, age 31, has been a principal of Apollo directing its real estate investment activities since May 1993. Mr. Scheetz is also a director of Roland International, Inc., Capital Apartment Properties, Inc., and Crocker Realty Trust, Inc. Prior to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm.

         Michael L. Ashner, age 44, has been the Chief Executive Officer of WFA since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     Richard J. McCready, age 37, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

     Jeffrey Furber, age 36, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

     Anthony R. Page, age 32, has been the Chief Financial Officer for WFA since August 1995. From July, 1994 to August 1995, Mr. Page was a Vice President with Victor Capital Group, L.P. and from 1990 to July 1994, Mr. Page was a Managing Director with Principal Venture Group. Victor Capital and Principal Venture are investment banks emphasizing on real estate securities, mergers and acquisitions.

         Peter Braverman, age 44, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Other than Mr. Weiner, each of the above individuals are also directors or executive officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Sixty- Six Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Winthrop Growth Investors I Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership; and Winthrop Apartment Investors Limited Partnership.

Item 11.  Executive Compensation.

    The following table sets forth the total annual compensation paid or accrued by WFA to or for the account of the Chairman of WFA and each of the four other highest compensated executive officers of WFA for services in all capacities to WFA and its subsidiaries during the year ended December 31, 1995.

                               Annual Compensation
Name and                                                     All Other
Principal Position     Year    Salary      Bonus             Compensation(2)

Arthur J. Halleran(1)  1995   $135,400     $ 50,000          $4,657,705(3)
Chairman               1994    250,000       50,000               8,771
                       1993    250,000           --               8,816

Jonathan W. Wexler(1)  1995   $135,400     $ 50,000          $3,189,763(3)
Vice Chairman          1994    250,000       50,000               8,771
                       1993    250,000           --               8,750

Jeffrey D. Furber      1995   $250,000     $250,000          $   801,607(3)
Executive Vice         1994    250,000      250,000                7,743
   President           1993    180,000       70,000               35,207(4)

Richard J. McCready    1995   $224,375     $ 50,000             $494,298 (3)
Chief Operating        1994    175,000           --                4,813
  Officer              1993    160,000       60,000                3,850

Francis X. Jacoby(1)   1995   $136,500     $ 65,000              484,479(3)
                       1994    160,000       50,000                5,616
                       1993    160,000       85,000                4,900



(1) For the period from January 1, 1995 to July 14, 1995, at which time Messrs. Halleran and Wexler ceased being employed by WFA. For period the January 1, 1995 to September 18, 1995, at which time Jacoby ceased being employed by WFA.

(2) "All Other Compensation" represents matching contributions made by First Winthrop during the period covered on behalf of each of the listed individuals pursuant to the Company's 401(k) plan.

(3) Due to the transfer of control of Linnaeus to Apollo, Messrs. Halleran, Wexler, Furber, McCready and Jacoby received from an affiliate of WFA's general partner (i) as payment for such individuals interest in W.L. Realty, (ii) in the case of Messrs. McCready and Furber, an inducement to remain with WFA and (iii) in the case of Messrs. Halleran, Wexler and Jacoby, as payment for certain restrictive covenants and amounts due under their employment contracts, $4,651,122, $3,183,180, $792,836, $488,341 and $478,341, respectively.

(4) Includes $26,814 of relocation expenses and $1,383 of tax equalization payments made in connection with Mr. Furber's assignment to WFA's Hong Kong office.

     Defined Benefit or Actuarial Plan Disclosure. The Company has two contributory 401(k) plans (the Plans) covering most of its employees meeting certain age and service criteria. The first plan is for office employees and the second is for field employees. Under both Plans, participants may make pretax contributions of up to 15% of their salary. Under the office employees' plan, the Company will match employee contributions up to 3.5% of the employees' salary. The Company's contribution may be reduced as a result of forfeiture of unvested account balances by terminated employees. The employee contributions will be 100% vested, and the Company's matching contributions to the Plan as well as all prior account balances, will vest 50% upon completion of three years of services and 100% upon completion of four years of service.

Employment Contracts and Termination of Employment and Change-in- Control Arrangements. In connection with the December 22, 1994 transaction described in "Item 12, Security Ownership of Certain Beneficial Owners and Management - Changes in Control," the following named executive officers of WFA and two other senior executives of WFA entered into employment contracts with WFA dated December 22, 1994 guaranteeing employment for terms ranging from three years to five years commencing on January 1, 1995. Arthur J. Halleran, Jr. and Jonathan
W. Wexler entered into five year employment contracts with WFA which extend through December 31, 1999. These agreements were subsequently terminated upon the acquisition of control of WFA by Londonderry II. Jeffrey D. Furber and Richard McCready are employed pursuant to employment agreements which provide for a term of three years extending through December 31, 1997. Pursuant to his employment agreement, Mr. Furber will be paid a base salary of $250,000 per annum and a minimum guaranteed annual bonus payment of $250,000 for each of the calendar years 1995, 1996 and 1997. Pursuant to Mr. McCready's employment agreement, Mr. McCready will be paid a base salary of $190,000 per annum and is entitled to an annual discretionary bonus. Mr. McCready's employment contract was amended in July 1995, when he was appointed Chief Operating Officer of WFA, to increase his salary to $265,000 annually.

         Effective January 15, 1996, Mr. Michael Ashner entered into an employment agreement with WFA pursuant to which Mr. Ashner will serve as WFA's Chief Executive Officer. Pursuant to the terms of the employment agreement which has a term of three years, Mr. Ashner is entitled to receive an annual salary of $360,000 per annum, subject to increase based on the U.S. Consumer Price Index and a bonus which is based upon the improved financial performance or condition of WFA or its direct or indirect subsidiaries. Upon the termination of Mr. Ashner's employment for any reason other than cause, WFA will continue to be obligated to make payments to Mr. Ashner in accordance with the agreement for the remainder of the term, unless such termination is a result of his death or disability, in which case the amount due to Mr. Ashner will be the lesser of one year or the remaining term.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions. Compensation for all executive officers of WFA during 1995 was determined in accordance with their respective employment agreements or pursuant to agreements entered into in connection with the acquisition of control of WFA by Londonderry II.

         No executive officer of either WFA or its subsidiaries served on the board of directors or any other committee establishing compensation for executive entities or entities which are not affiliated with WFA.

Performance Graph

    Pursuant to Rule 304(d) of Regulation S-T, the following table summarizes the information which would otherwise be presented in the performance graph required by Regulation 402(l) of Regulation S-K. WFA, however, believes that the presentation of this information is not informative because WFA's partnership units are not traded on an exchange or NASDAQ market whereas the other groups presented consist of securities traded on an exchange or NASDAQ market. WFA partnership units are traded solely through private transactions and, because WFA is a partnership, certain tax laws limit the number of units that can be exchanged during any twelve month period. As a result, the volume of trades and ability to purchase and sell WFA's units on the secondary market is significantly lower than those of the other groups presented.

                                           NAREIT Equity
Year            WFA        S&P 500         REIT Index

1/1/91        $111.00      $127.61         $ 89.57
1/1/92          69.32       166.40          148.04
1/1/93          53.96       178.18          169.66
1/1/94          52.52       188.32          203.00
1/1/95          32.96       190.74          209.43
1/1/96          13.57       257.89          250.85

Item 12.  Security Ownership of Certain Beneficial Owners and
              Management.

    The following table sets forth information as of March 1, 1996 regarding ownership of WFA's voting securities by each person who is known by WFA to own beneficially more than 5% of the voting securities of the Company. The WFA Partnership Agreement provides that all Assignee Units, including Preferred Units, vote as a single class.

Name and Address              Amount and Nature             Percent of
of Beneficial Owner           of Beneficial Interest        all Assignee Units

Linnaeus Associates          12,571,429 Assignee Units         82.25%
Limited Partnership
One International Place
Boston, MA  02110

Londonderry Acquisition      1,149,236 Preferred Units          7.52%
Limited Partnership
2 Manhattanville Road
Purchase, NY  10577

Changes in Control. In connection with its acquisition of control of Linnaeus, Londonderry II issued NACC a $22 million non-recourse purchase money note due 1998 (the "Purchase Money Note"), as set forth in a loan agreement, dated as of July 14, 1995, by and between NACC and Londonderry II. Initial security for the Purchase Money Note includes (i) the WLR partnership interest acquired by Londonderry II, (ii) the Aquarius partnership interests in Springhill Lake,
(iii) the Londonderry I partnership interests in WFA, (iv) the WLR partnership interest in Linnaeus, and (v) the Londonderry's title and interest in and to, and the indebtedness evidenced by, the WLR Acquisition Loan Agreement. Accordingly, if Londonderry II does not satisfy its obligations under the Purchase Money Note, NACC would have the right to foreclose upon Londonderry I's and Londonderry II's interests in WFA and WLR respectively.

Item 13.  Certain Relationships and Related Party Transactions.

         See "Item 11, Executive Compensation" for information relating to payments made to current and former executive officers in connection with the acquisition of control of WFA by Londonderry II.

         As a result of its general partnership interest and its ownership of 12,571,429 assignee units, Linnaeus is entitled to allocations of WFA's profits, losses and cash distributions as specified in WFA's partnership agreement.

         As a result of its ownership of 1,149,236 Preferred Units, Londonderry I is entitled to allocations of WFA's profits, losses and cash distributions as specified in WFA's partnership agreement.

         In December 1994 and in January 1995, WFA purchased from various current and former officers of WFA and its affiliates an 89.47% interest in
Clarendon Land Company, Inc. ("Clarendon"), an 82.61 interest in Marlboro Land Company, Inc. ("Marlboro") and a 63.63% interest in Linnaeus San Francisco Associates, Limited Partnership ("Linnaeus-San Francisco"). Clarendon and Marlboro own residual interests in the land underlying properties owned by certain of WFA's previous syndications. Linnaeus-San Francisco owns a small, freestanding retail store. WFA paid an aggregate of $935,926 to acquire these interests which it believed to the fair market value of such interests.

         During 1995, WFA and its affiliates advanced $234,000 to affiliates of Apollo. These amounts bear interest at the prime rate plus 1% and are due on demand.

         In February 1996, the Company contributed approximately $36.6 million of receivables to 19NY in connection with a loan restructuring transaction pursuant to which an affiliate of Apollo acquired the existing debt on certain of 19NY's properties. The remaining $10 million of receivables owed by 19NY and 1626 New York Associates Limited Partnership, a general partner of 19NY, were evidenced by a promissory note which the Company sold to an affiliate of Apollo for $6,000,000, which management believes represented the fair value of the note.

         Prior to transferring its interest in Linnaeus to Londonderry II, NACC provided financing to WFA and its affiliates as follows:


     In March 1995, WFA contributed to Winthrop Southwest Holdings Limited Partnership ("WSWH"), a newly-formed partnership, all of its right, title and interest in and to the Southwestern Properties and NACC contributed to WSWH a $17,800,000 note receivable from WFA and First Winthrop Corporation. Pursuant to the terms of WSWH's partnership agreement, NACC is entitled to receive the first $17,800,000 in distributions from such partnership together with a priority return of LIBOR plus 6.5% on such contribution. The $17,800,000 note was the note made in connection with the settlement of a litigation involving First Winthrop Corporation.

     Aquarius Tender Offer. The funds necessary for the consummation of the tender offer for Springhill Lake Units by Aquarius, an entity in which affiliates of NACC then collectively owned a 75% ownership interest (as general and limited partners) and WFA then owned a 25% limited partnership interest, were obtained through a 10-year credit facility (the "Facility") provided to Aquarius by NACC. This loan was subsequently acquired by an affiliate of Apollo in July 1995. All cash flow distributions received by Aquarius from Springhill Lake will be applied to the interest due on the Facility (which bears interest at a variable rate equal to 3% above the 30-day London interbank offer rate, reset monthly) and any unpaid interest will be accrued. Upon sale of the Project or sale of the Springhill Units owned by Aquarius, the Facility and all accrued interest will be repaid from proceeds received by Aquarius.

     Acquisition of "The Hills" and "The Hills West" Apartment Properties. In connection with its acquisition of The Hills and The Hills West in Austin, TX (collectively, "The Hills"), Winthrop- Austin obtained a mortgage loan from NACC in the amount of $8,470,000. The loan bears interest at a fixed rate of 10.04%; is being amortized over a 25 year schedule with payments of interest and principal due monthly for seven years. A balloon payment of the remaining balance will be due on May 1, 2002. NACC had previously acquired the existing mortgage on the Project from the prior lender which loan was in the principal amount of $9,945,974 (the "Prior Loan"). At closing of the purchase of the Hills, the Prior Loan was satisfied. Also in connection with this transaction, WFA paid NACC (i) a financing fee in the amount of $198,920, which was refunded in the form of a credit against closing costs payable by Winthrop-Austin at the time of the closing on the purchase of the existing mortgage debt from NACC and
(ii) a loan commitment fee in connection with the new mortgage financing equal to 1.5% of the principal amount of the new mortgage debt (totaling $127,050), as well as reimbursements for legal fees and certain other costs.

     Riverside Acquisition Tender Offer. During 1995, the Company obtained debt from Londonderry II, and purchased $8,000,000 of units in a limited partnership which had been previously syndicated by the Company. These units and the related debt were subsequently transferred from the Company to Londonderry II, and therefore, are not included in the financial statements of the Company at December 31, 1995.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

    (a)  The following documents are filed as part of this Report:

         1. Financial Statements - See Index to Financial Statements in Item 8.

         2. Financial Statement Schedules - See Index to Financial Statement Schedule filed pursuant to Item 14(a) (2) in "Item 8, Financial Statements and Supplementary Data." Financial statement schedules not included in Item 8 have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the financial statements.

         3. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report.

    (b)   Reports on Form 8-K:
            No reports on Form 8-K were filed during the last quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WINTHROP FINANCIAL ASSOCIATES,
                                       A LIMITED PARTNERSHIP


                                                By: /s/ Michael L. Ashner
                                                        Michael Ashner
                                                        Chief Executive Officer

                                                     Date:  April 12, 1996

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                Title               Date


/s/ W. Edward Scheetz         Director            April 12, 1996
W. Edward Scheetz


/s/ Michael Weiner            Director            April 12, 1996
Michael Weiner


/s/ Anthony R. Page           Chief Financial     April 12, 1996
Anthony R. Page               Officer


                                  EXHIBIT INDEX

Exhibit

3A     Agreement and Certificate of Limited Partnership      (a)
       of Winthrop Financial Associates, A Limited
       Partnership ("WFA") and Amendments One through
       Twelve thereto

3B     Amendments Thirteen and Fourteen to the WFA           (b)
       Partnership Agreement

3C     Amendment Fifteen to the WFA Partnership Agreement    (c)

3D     Articles of Incorporation and By-Laws of WFA          (a)
       Nominee Co., Inc.

10A    Agreement to Acquire Partnership Interests, dated     (d)
       as of January 31, 1994, by and among Eleven Winthrop
       Properties, Inc. and 25 limited partnerships identified on Exhibit A to the Agreement

10B    Certificate of Limited Partnership of W.L.            (c)
       Realty, L.P. dated as of December 21, 1995

10C    Agreement of Limited Partnership of W.L.              (c)
       Realty, L.P. dated as of December 22, 1994

10D    Acquisition Loan Agreement between Nomura and
       W.L. Realty dated December 22, 1994                   (a)

10E    Non-Recourse Note dated as of December 22,            (c)
       1994 by and between W.L. Realty, L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender

10F    Partnership Interest Pledge and Security              (c)
       Agreement between W.L. Realty, L.P., as Pledgor, and Nomura Asset Capital Corporation, as Pledgee, dated December 22, 1994


10G    Employment Agreement between Richard J. McCready,     (c)
       and WFA, dated as of December, 1994

10H    Employment Agreement between Jeffrey D. Furber and    (c)
       WFA, dated as of December, 1994

10I    Employment Agreement between Michael Ashner and
       WFA, dated as of February 21, 1996

10J    Letter Amendment dated August 11, 1995 to Employement
       Agreement between Richard J. McCready and WFA, dated as of December, 1994

- -----------

(a) Incorporated by reference WFA's Registration Statement on Form S-11 filed with the Commission on March 13, 1985 (the "Registration Statement")

(b) Incorporated by reference to WFA's Form 10-K for its fiscal year ended December 31, 1991.

(c) Incorporated by reference to WFA's Form 10-K for its fiscal year ended December 31, 1994.

(d) Incorporated by reference to WFA's current report on Form 8- K filed with the Commission on April 11, 1994.

                                                                 Exhibit 10I


                              EMPLOYMENT AGREEMENT


     AGREEMENT made and entered into as of the 21st day of February, 1996, by and between WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP, a Maryland limited partnership with its principal place of business at One International Place, Boston, Massachusetts 02110 (the "Company") and Michael L. Ashner, an individual residing at 17 Buttonwood Drive, Dix Hills, New York 11746 (the "Executive").


                              W I T N E S S E T H:


     WHEREAS, the Company desires to retain the services of the Executive, and the Executive is willing to provide such services to the Company, all upon the terms and conditions set forth herein.

     NOW, THEREFORE, for and in consideration of the foregoing premises and the mutual agreements set forth below, the Company and the Executive hereby agree as follows:

     1. Employment. The Company shall employ the Executive, and the Executive shall serve the Company, upon the terms and conditions hereinafter set forth.

     2. Term. Subject to the terms and conditions hereinafter set forth, the term of the Executive's employment hereunder (the "Term") shall commence on January 15, 1996 (the "Effective Date"), and shall continue until the third anniversary of the Effective Date, unless sooner terminated as hereinafter provided.

     3. Duties and Extent of Services.

     (a) During  the Term,  the  Executive  shall  serve as the Chief  Executive
Officer and President of the Company and as the Chairman, Chief Executive Officer and President of each direct and indirect subsidiary of the Company. Subject to the supervision and direction of Linnaeus Associates Limited Partnership, the general partner of the Company or its successor (the "General Partner"), and subject to paragraphs (b) and (c) of this Section 3, the Executive's duties under this Agreement shall consist of generally overseeing all the operations of the Company and each of the Company's direct and indirect subsidiaries, including, without limitation, the hiring and firing of officers and employees, the establishment and modification of compensation payable to officers and employees, the incurrence of non-recourse indebtedness, the location of executive offices and other offices and the selection of legal counsel, accountants and other advisors, together with such other reasonable duties as may be assigned to him from time to time by the General Partner which are consistent with the positions set forth in the first sentence of this
Section 3(a). The Executive will perform his duties under this Agreement faithfully and to the best of his ability. The Executive shall devote substantially all of his business time to his employment under this Agreement, provided, that, the Company expressly acknowledges that the Executive will devote a reasonable amount of his business time to the supervision and management of assets which the Executive owns or controls prior to the date of this Agreement and to the business activities described in Section 7.

     (b) Notwithstanding the provisions of paragraph (a) of this Section 3, the Executive shall not retain the services of any legal counsel, independent accountants or other advisors without the consent of the General Partner.

     (c) Notwithstanding the provisions of paragraph (a) of this Section 3, the Executive shall perform his duties on behalf of the Company in full compliance with the Company's Agreement and Amended Certificate of Limited Partnership dated as of December 4, 1984, as amended and restated through February 13, 1995, as amended.

     (d) The Executive shall report to the Board of Directors of the general partner of Londonderry Acquisition Corporation II, Inc. (or any successor corporation in control of the General Partner) not less frequently than once each calendar quarter during the Term regarding the operations of the Company and its Affiliates.

     (e) The Executive hereby represents and warrants to the Company that the execution and delivery of this Agreement by the Executive and the performance of its terms shall not violate or contravene any other agreement to which the Executive is a party or by which he is bound.

     (f) The Executive shall perform his services hereunder from the Company's offices in Nassau County, New York, provided, however, Executive shall spend up to 80 business days per year during the Term at the Company's offices in Boston, Massachusetts.

     4. Base Salary. Commencing on the Effective Date, the Company shall pay the Executive during the Term a salary at the rate of $360,000 per annum, which shall be payable in accordance with the Company's payroll practices as in effect from time to time with respect to senior executives, but not less often than monthly. The annual base salary of the Executive shall be increased on each anniversary date of the Term in an amount equal of the product of the prior year's base salary and the U.S. Consumer Price Index (as determined by the United States Department of Commerce) increase for the 12 month period that most closely corresponds to the prior year of the Term. (The annual salary of the Executive as in effect from time to time is herein referred to as his "Base Salary".)

     5. Bonus. The Company shall pay to the Executive, in addition to the Base Salary, an annual bonus payment ("Bonus"), the amount of which shall be based upon improved financial performance of, improved financial condition of, and/or realization of asset values of, the Company or its direct and indirect subsidiaries, as reasonably determined by the General Partner in good faith. The Company agrees to cause the General Partner to commence discussions with the Executive regarding the amount of the Bonus no later than 30 days prior to each anniversary date of this Agreement.

     6. Other Compensation.

     (a) The Company shall pay or reimburse the Executive for all reasonable travel or other expenses incurred by the Executive in connection with the performance of his duties and obligations under the Agreement, in accordance with the Company's normal policies from time to time in effect for senior executive employees.

     (b) The Executive shall be entitled to participate in all employee group hospitalization, health, dental care, life insurance, pension, savings and thrift plans or programs, and to receive all benefits, perquisites and emoluments for which senior executive employees of the Company are eligible under any such plan or program, now or hereafter established by the Company and maintained by the Company and/or its direct or indirect subsidiaries for salaried employees, to the extent permissible under the general provisions of such plans or programs.

     (c) During the Term, the Executive shall be entitled to vacation at the rate of 25 vacation days per annum. Except as otherwise permitted by the General Partner, any unused vacation days in any year may not be carried over to subsequent years, and the Executive shall receive no additional compensation for any unused vacation days.

     (d) The Company shall provide the Executive with a monthly allowance in connection with his purchase or lease of an automobile in the amount of $1,500 plus costs of gasoline and insurance.

     7. Participation Opportunities in Tender Offers. (a) For the purposes of this Section 7, the following terms have the respective meanings specified or referred to below:

     (i) "Affiliate" means with respect to any Person, any other Person directly or indirectly controlling, controlled by or under common control with such Person. For purposes of this definition "control" (including with correlative meanings, the terms "controlling", "controlled by" or "under common control with") as applied to any Person means the possession, directly or indirectly, of the power to direct or cause the direction of the management and powers of that Person, whether through the ownership of voting securities or by contract or otherwise.

     (ii) "Apollo" means Apollo Real Estate Advisors, L.P., a Delaware limited partnership.

     (iii) "Associate" shall have the meaning set forth in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

     (iv) A Person shall be deemed to "Beneficially Own" (and to be the "Beneficial Owner" and have "Beneficial Ownership" of) any security if (a) such Person "beneficially owns" such security within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended or (b) such Person has any direct or indirect economic interest in such security.

     (v) "Invested Capital" means with respect to any Person the amount of cash and other amounts contributed from time to time to the capital of any other Person.

     (vi)  "Person"  means  any  individual,  corporation,   partnership,  joint
venture,  estate,  trust,   cooperative,   syndicate,   consortium,   coalition,
committee, firm or other enterprise, association, organization or other entity.

     (vii) "Real Estate Business" means (A) the acquisition of any securities (including general or limited partnership interests) in, (B) the management of general partnership interests in, (C) the management of assets for, and/or (D) the provision of investor services for, any public and/or private general or limited partnerships, real estate companies or real estate investment trusts whose primary business is the ownership, management and/or operation of real property interests and related assets.

     (viii) "Tender Offer" means an offer or proposal to acquire ownership by means of an offer pursuant to Regulation 14D promulgated under the Securities Exchange Act of 1934 of the equity or debt securities of any Person.

     (b) Except as set forth in Section 7(f), if during the Term Apollo or any controlled Affiliate of Apollo (an "Apollo Initiating Person") makes or proposes to make a Tender Offer for equity or debt securities issued by any private or publicly-held limited partnership that derives substantially all of its revenues from the Real Estate Business which is not an Affiliate of Apollo, the Company shall cause the Apollo Initiating Person to offer to the Executive in a written notice (the "Apollo Tender Offer Notice") the opportunity to invest directly or indirectly in the Person through which the Tender Offer is proposed to be made (the "Tendering Entity"). The Executive will be granted the option to acquire a direct or indirect ownership interest (which may be a so-called "phantom" interest) in the Tendering Entity or in another Person which has Beneficial Ownership in the Tendering Entity (as determined by the Apollo Initiating Person) that gives the Executive the right to acquire direct or indirect Beneficial Ownership in the Tendering Entity in an amount equal to up to 12% of the Apollo Initiating Person's ownership interest in the Tendering Entity, at the time such Tender Offer is initially made, on substantially similar terms as the Apollo Initiating Person's investment in the Tendering Entity. The Apollo Tender Offer Notice shall specify, in reasonable detail, the nature and scope of the proposed Tender Offer and any other material terms thereof. The Executive will have ten (10) days following the receipt of the Apollo Tender Offer Notice to exercise the option provided for in this Section 7(b) by giving written notice of such exercise to the Apollo Initiating Person. If the proposed Tender Offer is made on terms and conditions materially more onerous than those set forth in the Apollo Tender Offer Notice, the Executive shall have the right to revoke any prior acceptance of the offer set forth in the Apollo Tender Offer Notice and shall have a new 10 day period in which to elect to participate in such Tender Offer on such revised terms.

     (c) Except as set forth in Section 7(f), if during the Term an Apollo Initiating Person makes or proposes to make a Tender Offer for equity or debt securities issued by any private or publicly-held limited partnership that derives substantially all its revenues from the Real Estate Business which, at the time of such offer, is an Affiliate of Apollo, the Company shall cause the Apollo Initiating Person to offer to the Executive in an Apollo Tender Offer Notice the opportunity to invest directly or indirectly in the Tendering Entity. The Executive will be granted the option to acquire a direct or indirect ownership (which may be a so-called "phantom" interest) interest in the Tendering Entity or in another Person which has Beneficial Ownership in the Tendering Entity (as determined by the Apollo Initiating Person) that gives the Executive the right to acquire direct or indirect Beneficial Ownership in the Tendering Entity in an amount equal to up to 6% of the Apollo Initiating Person's ownership interest in the Tendering Entity, at the time such Tender Offer is initially made, on substantially similar terms as the Apollo Initiating Person's investment in the Tendering Entity. The Apollo Tender Offer Notice shall specify, in reasonable detail, the nature and scope of the proposed Tender and any other material terms thereof. The Executive will have ten (10) days following the receipt of the Apollo Tender Offer Notice to exercise the option provided for in this Section 7(c) by giving written notice of such exercise to the Apollo Initiating Person. If the proposed Tender Offer is made on terms and conditions materially more onerous than those set forth in the Apollo Tender Offer Notice, the Executive shall have the right to revoke any prior acceptance of the offer set forth in the Apollo Tender Offer Notice and shall have a new 10 day period in which to elect to participate in such Tender Offer on such revised terms. If the Executive exercises the option set forth in this Section 7(c), makes an investment in the Tendering Entity on the accepted terms and is responsible for implementing or supervising the implementation of such Tender Offer, the Executive shall receive, at no cost to the Executive, an additional ownership interest (which may be a so-called "phantom" interest) in the Tendering Entity or in another Person which has Beneficial Ownership in the Tendering Entity (as determined by the Apollo Initiating Person) that gives the Executive the right to receive, directly or indirectly, 6% (or, if the percentage interest initially acquired by the Executive in connection with such Tender Offer shall be less than 6%, such lesser percentage) of the Apollo Initiating Person's profits, losses and distributions from the Tendering Entity subordinated to the receipt by the Apollo Initiating Person of distributions of cash or other assets (valued at fair market value) in an amount equal to its Invested Capital plus a cumulative compounded return equal to 12% per annum on its unreturned Invested Capital.

     (d) If during the Term the Executive, any Associate of Executive or any controlled Affiliate of the Executive (an "Executive Initiating Person") makes or proposes to make a Tender Offer for equity or debt securities issued by any private or publicly-held limited partnership engaged in the Real Estate Business, the Executive Initiating Person shall offer to Apollo in a written notice (the "Executive Tender Offer Notice") the opportunity to invest in the Tendering Entity, and Apollo (or its designee) will have the option to acquire an ownership interest in the Tendering Entity in an amount not more than 7.33 times greater than the collective ownership interest of the Executive Initiating Persons ownership interest in the Tendering Entity (it being understood that Apollo (or its designee) therefore shall have the right to acquire up to 88% of all ownership interests in the Tendering Entity), at the time such Tender Offer is initially made, on substantially similar terms as the Executive Initiating Person's investment in the Tendering Entity. The Executive Tender Offer Notice shall specify, in reasonable detail, the nature and scope of the proposed Tender Offer and any other material terms thereof. Apollo will have ten (10) days following the receipt of the Executive Tender Offer Notice to exercise the option provided for in this Section 7(d) by giving written notice of such exercise to the Executive Initiating Person. If the proposed Tender Offer is made on terms and conditions materially more onerous than those set forth in the Executive Tender Offer Notice, Apollo shall have the right to revoke any prior acceptance of the offer set forth in the Executive Tender Offer Notice and shall have a new 10 day period in which to elect to participate in such Tender Offer on such revised terms. If Apollo (or its designee) exercises the option set forth in this Section 7(d) and makes an investment directly or indirectly in the Tendering Entity on the accepted terms, the Executive Initiating Person shall receive, at no cost to the Executive Initiating Person, an additional ownership interest in the Tendering Entity or in another Person which has Beneficial Ownership in the Tendering Entity (as determined by Apollo) that gives the Executive Initiating Person the right to receive, directly or indirectly, 12% (or, if the percentage interest initially acquired by the Executive in connection with such Tender Offer shall be less than 12%, such lesser percentage) of Apollo's or its designee's profits, losses and distributions from the Tendering Entity subordinated to the receipt by Apollo or its designee of distributions of cash or other assets (valued at fair market value) in an amount equal to its Invested Capital plus a cumulative compounded return equal to 12% per annum on its unreturned Invested Capital.

     (e) If the Executive elects to acquire ownership interests in any Tendering Entity, the Executive, subject to any restrictions that may be imposed by third parties participating in the Tender Offer or restrictions imposed, based on the advice of counsel, that are necessary in order to permit the Tendering Entity to be taxed as a partnership for federal income tax purposes, shall have the right to convey, assign, sell or transfer all, or any portion, of his right to acquire such ownership interests to any other Person who is at the time of such transfer a full time employee of the Company; provided, that, (A) the Executive (i) retains the exclusive voting power with respect to all such ownership interests or (ii) receives an irrevocable proxy from each transferee of any such ownership interest giving the Executive the right to vote such ownership interests on any matter to be voted upon by holders of such ownership interests, and (B) the Executive remains liable for all his obligations to the Tendering Entity.

     (f) The obligations of the Company set forth in this Section 7 shall not apply to the Tender Offers listed in Schedule 1.

     8.  Termination.

     (a) The Executive's employment under the Agreement will terminate:

     (i) by the Company immediately upon the death of the Executive;

     (ii) by the Company or the Executive in the event the Executive is totally disabled (total disability meaning a disability which substantially prevents the Executive from performing his duties under this Agreement for more than 90 consecutive days);

     (iii) by the Executive for good reason which shall exist upon the occurrence of either of the following, provided, that the Executive delivers notice to the Company that he intends to terminate this Agreement for good reason and the Executive allows the Company 30 days to correct the particular act giving rise to such good reason termination, including as part of such corrective action reimbursing the Executive for any loss, cost, liability or expense incurred by the Executive as a result of the particular action or inaction giving rise to such good reason termination: (x) there is a change in the Executive's duties or responsibilities under this Agreement which would in form or substance constitute a diminution in the Executive's duties or responsibilities or (y) a material breach by the Company of any provision of this Agreement;

     (iv) by the Company for "Cause" (as defined below);

     (v) by the Executive voluntarily for any reason other than good reason or total disability; or

     (vi) by the Company for any reason other than death, total disability or Cause.

     (b) Within 15 days after any termination of the Executive's employment hereunder during the Term by the Executive for good reason or by the Company for any reason other than death, total disability or Cause, the Executive may elect to receive (A) either (x) the Executive's Base Salary at the rate then in effect for the remainder of the Term as if the Executive had continued employment through the end of the Term or (y) a lump sum payment representing the discounted present value (computed using an 8% per annum discount rate) of the Executive's Base Salary at the rate then in effect that would have been payable from the date of such termination through the third anniversary of the date his employment commenced under this Agreement had such employment not terminated and
(B) a lump sum payment equal to the pro rata portion (based on the number of days the Executive was employed during the applicable period) of the Bonus which the Executive would have earned during the year in which the termination of employment occurred. The Executive shall be deemed to have made the election contemplated by clause (A)(y) in the event that Executive shall fail to make the election contemplated by the preceding sentence within such 15 day period. If an election of the type contemplated by clause (A)(y) is made, then the Company shall make the payment contemplated by such clause within 5 days following the end of such 15 day period. In addition, the Executive shall (I) continue to be entitled to any benefits which he may be entitled to as a former employee under the terms of all applicable benefit plans or programs and (II) continue to be entitled to the rights set forth in Section 7 (provided, that, Apollo shall also continue to be entitled to the rights set forth in Section 7) until the third anniversary of the Effective Date.

     (c) Upon any termination of the Executive's employment hereunder by the Company for Cause or by the Executive voluntarily other than for good reason or as a result of total disability, the Company shall, within ten (10) days of such termination, pay to the Executive any accrued but unpaid Base Salary.

     (d) For the purposes of paragraph (a) of this Section 8, "Cause" shall mean
(i) the Executive is convicted of, pleads guilty to, or confesses to any felony or any act of fraud, misappropriation or embezzlement under state or federal law; (ii) any action by the Executive involving willful malfeasance or willful misconduct in connection with the performance of his duties and obligations under this Agreement; (iii) the Executive engages in a fraudulent act to the material damage or prejudice of the Company or any Affiliate of the Company or in conduct or activities materially damaging to the property, business or reputation of the Company or any Affiliate of the Company; or (iv) failure by the Executive to comply in any material respect with the terms of this Agreement or any written policies or directives of the General Partner consistent with the terms of this Agreement. In each case, the existence of Cause must be confirmed by the General Partner on behalf of the Company prior to any termination therefor in a notice to the Executive that the Company intends to terminate the Executive's employment for Cause, specifying in reasonable detail the act or acts constituting Cause. The Company cannot terminate the Executive for Cause unless the Company delivers the foregoing notice and allows the Executive 30 days to correct the particular act or failure to act, including as part of such corrective action reimbursing the Company for any loss, cost, liability or expense incurred by the Company as a result of the particular act or failure to act.

     (e) In the event this Agreement is terminated as a result of the death or total disability of Executive, the Company within 10 days of such termination shall make a payment equal to the Executive's then applicable Base Salary for the period equal to the lesser of (i) one year and (ii) the period of time from the date of termination through the third anniversary of the Effective Date to the Executive or the Executive's beneficiaries, estate or other legal representatives entitled to receive the benefits of this Agreement.

     (f) In the event of any termination of this Agreement, the Executive shall be under no obligation to seek other employment, and there shall be no offset against amounts due the Executive under this Agreement on account of any remuneration attributable to any subsequent employment that he may obtain.

     9. Noncompete; Non-Solicitation.

     (a) Except as provided in the last sentence of Section 3(a) and in Section 7, the Executive agrees that to the extent permitted by law he shall not, during his employment with the Company and, if the Executive's employment hereunder is voluntarily terminated by the Executive or terminated by the Company for Cause, for a period of two (2) years thereafter, commencing on the date of termination of such employment, directly or indirectly, own, manage, operate, join or control, or participate in the ownership, management, operation or control of, or be a director or employee of, or a consultant to, or authorize the use of his name by, or be connected in any manner with, any business, firm or corporation, anywhere in the United States of America, which at the time or at any time during such two year period is involved in business activities directly competitive with the business operations of the Company (or any subsidiaries as the same now exist or may be established from time to time) on the date of the termination of such employment.

     (b) The provisions of this Section 9 shall not apply to investments by the Executive in shares of stock traded on a national securities exchange or on the national over-the-counter market which shall constitute less than three percent (3%) of the outstanding shares of any class of such stock.

     (c) The Executive agrees that he shall not, during the Executive's employment with the Company and, if the Executive's employment hereunder is voluntarily terminated by the Executive or terminated by the Company for Cause, for a period of two (2) years thereafter, commencing on the date of termination of such employment, directly or indirectly, induce or attempt to influence any present or future employee of the Company or any subsidiary of the Company to leave its employ except Peter Braverman and the Executive's executive secretary at the time of such termination.

     10. Confidential Information. The Executive shall not at any time publish, disseminate, distribute, disclose, sell, assign, transfer, commercially exploit, or otherwise make use of any business and financial information, and other information relating to the businesses, methods or tactics of the Company except
(a) as reasonably believed by the Executive to be authorized by the General Partner or as required for the due and proper performance of his duties and obligations under this Agreement, and (b) for any information which (i) is generally available to the public, (ii) is lawfully obtained by the Executive from a source other than the Company or (iii) is required to be disclosed by judicial or administrative process or by applicable law. Upon any termination, the Executive agrees that the Executive shall not retain any non-public information of the Company or its direct and indirect subsidiaries.

     11. Remedies. The Executive acknowledges that the services to be rendered by him hereunder are of a special, unique and extraordinary character, and that a breach by the Executive of the provisions of Sections 9 or 10 will cause the Company irreparable injury and damage. If any court holds that the whole or any part of the provisions of Sections 9 or 10 is unenforceable by reason of the extent or duration thereof, or otherwise, then the court or arbitrator making such determination shall have the right to reduce such extent, duration or other provisions thereof, and in its reduced form the provisions of Sections 9 or 10 shall be enforceable in the manner contemplated hereby. In the event of the Executive's breach of the provisions of Sections 9 or 10, the Company shall be entitled to injunctive relief against the Executive in addition to such other rights as the Company may have under this Agreement at law or in equity.

    12.  Indemnification.

     (a) Subject to the limitations set forth in the Partnership Agreement and applicable law, the Company will indemnify or reimburse the Executive against any losses, claims, damages or liabilities and pay on his behalf all Expenses (as defined below) incurred by the Executive in any Proceeding (as defined below). This indemnification and reimbursement shall not apply if it is determined by a court of competent jurisdiction in a Proceeding that any losses, claims, damages or liabilities arose primarily out of the willful misconduct or bad faith of the Executive.

     (b) The term "Proceeding" shall include any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation, whether brought in the name of the Company or otherwise and whether of a civil, criminal, administrative or investigative nature, in which the Executive was or is a party or is threatened to be made a party by reason of the fact that the Executive is or was a director, officer, employee, agent or fiduciary of the Company or of any direct or indirect subsidiary of the Company or by reason of the fact that he is or was serving at the request of the Company or any direct or indirect subsidiary of the Company as a director, officer, employee, trustee, fiduciary or agent of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, whether or not he is serving in such capacity at the time any liability or expense is incurred for which indemnification or reimbursement can be provided under this Agreement.

     (c) The term "Expenses" shall include, without limitation thereto, expenses (including, without limitation, reasonable attorneys' fees and expenses) of investigations, judicial or administrative proceedings or appeals by or on behalf of the Executive and any Expenses of establishing a right to indemnification or reimbursement under this Agreement.

     (d) The Expenses incurred by the Executive in any Proceeding shall be paid by the Company as incurred and in advance of the final disposition of the Proceeding at the written request of the Executive. The Executive hereby agrees and undertakes to repay such amounts if it shall ultimately be decided in a proceeding that he is not entitled to be indemnified by the Company pursuant to this Agreement.

     (e) The provisions of this Section 11 shall survive the expiration or termination, for any reason, of this Agreement and shall be separately enforceable and shall be nonrecourse to the General Partner.

     13. Legal Expenses. The Company shall pay all of the Executive's reasonable attorneys' fees and expenses in connection with the preparation and negotiation of this Agreement, which fees and expenses shall not exceed $25,000.

     14. Prior Agreement; Amendments. This Agreement contains the entire understanding between the parties hereto with respect to the subject matter hereof and supersedes any prior employment agreement between the Company and any predecessor of the Company and the Executive. This Agreement may not be changed orally, but only by an instrument in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

     15. Assignability and Binding Effect. This Agreement shall inure to the benefit of and shall be binding upon the Company and its successors and permitted assigns and the Executive and his heirs, executors, legal representatives, successors and permitted assigns. However, neither party may assign, transfer, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any of its or his rights hereunder without the prior written consent of the other party and any such attempted assignment, transfer, pledge, encumbrance, hypothecation or other disposition without such consent shall be null and void and without effect. Notwithstanding the foregoing, the Company shall be entitled to assign this Agreement, without the prior written consent of the Executive, in connection with the merger or consolidation of the Company with another person or the sale of all or substantially all of the assets and business of the Company to another person; provided, however, that the Company shall cause such other person to assume the Company's obligations thereunder. Upon such consolidation, merger or transfer of assets and assumption, the term "the Company" as used herein shall mean such other person and this Agreement shall continue in full force and effect.

     16. Headings. The paragraph headings contained herein are included solely for convenience of reference and shall not control or affect the meaning or interpretation of any of the provisions of this Agreement.

     17. Notices. Any notices or other communications hereunder by either party shall be in writing and shall be deemed to have been duly given upon delivery, if delivered personally to the other party, or five (5) business days after deposit in a United States Postal Service Depository, if sent by registered or certified mail, postage prepaid, return receipt requested, to the other party at his or its address set forth at the beginning of this Agreement or at such other address as such other party may designate in conformity with the foregoing.

     18. Governing Law. This Agreement shall be governed by, and construed and enforced in accordance with, the laws of New York applicable to contracts made and to be performed therein, without giving effect to the principles thereof relating to the conflict of laws.

     IN WITNESS WHEREOF, intending to be legally bound, the parties hereto have duly executed this Agreement the day and year first above written.

                                    WINTHROP FINANCIAL ASSOCIATES, A
                                      LIMITED PARTNERSHIP

                                         By: Linnaeus Associates
                                             Limited Partnership, its
                                             general partner

                                         By: W. L. Realty L.P., its
                                             general partner

                                         By: Londonderry Acquisition
                                             II Limited Partnership,
                                             its general partner

                                         By: LDY-GP Partners II, L.P.,
                                             its general partner

                                         By: Londonderry Acquisition
                                             Corporation II, Inc., its
                                             general partner

                                         By:
                                              ---------------------------------
                                              Name:
                                              Title:

                                              ---------------------------------
                                              Michael L. Ashner

                                   Schedule 1

          1.  Limited  partnership   interests  or  assignee  units  of  limited
          partnership interests in the Company, Apollo or Apollo Real Estate Investment Fund.

          2. CAPREIT interests and tender offers by CAPREIT for interests in the CAPREIT Realty Investor Tax Exempt Funds.

          3.Limited   partnership   interests  in  Growth  Hotel  Investors,   a
          California limited partnership.

          4. Limited partnership interests in Growth Hotel Investors II, a California limited partnership.

          5. At such time, if ever, that Insignia Financial Group, Inc. ("Insignia") shall become an Affiliate of the Company or Apollo, the Executive and the Company in good faith, with the consent of Insignia, shall renegotiate whether or not the obligations of the Company and the Executive set forth in Section 7 shall apply to Tender Offers for Affiliates of Insignia.

                                                                 Exhibit 10J





W. Edward Scheetz                                               August 11, 1995
Apollo Real Estate Advisors, L.P.
1301 Avenue of the Americas - 38th Floor
New York, New York 10019

Dear Ed:

Following up on a discussion we had several weeks ago, I am writing to confirm our agreement that, in connection with my assuming the role of Chief Operating Officer at Winthrop, my annual salary will be increased from $190,000 to $265,000. This will serve as an amendment to the salary figure set forth in my Employment Agreement dated as of December 22, 1994 with WFA

Very truly yours,


Richard J. McCready


Acknowledged and agreed to effective as of July 15, 1995:


- --------------------------
W. Edward Scheetz,
as Authorized Officer of
Londonderry Acquisition Corporation II, Inc.