Form 10-Q
period 1996-03-31
WINTHROP FINANCIAL ASSOCIATES
filed 1996-05-15
CIK 759253

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number 2-94797



                WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter)



        Maaryland                                   04-2846721
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


One International Place, Boston, MA                             02110
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      NO

Consolidated Statements of Operations


- -------------------------------------------------------------------------------------------------------------------


                                                                                         For the Three Months
                                                                                             Ended March 31,
(Amounts in thousands) (Unaudited)                                                 1996                    1995
- -------------------------------------------------------------------------------------------------------------------


Revenues:
Rent..................................................................          $    12,478             $   11,200
Management fees ......................................................                3,604                  3,301
Leasing commissions ..................................................                  132                    281
Tenant service revenue................................................                    -                  1,039
Interest..............................................................                1,108                    650
Other.................................................................                1,134                    162
                                                                                -----------             ----------
            Total Revenues............................................               18,456                 16,633
                                                                                -----------             ----------
Expenses:
Rental................................................................                5,627                  5,170
Depreciation and amortization.........................................                2,044                  1,876
Interest..............................................................                3,946                  3,641
Management, general and administrative................................                4,261                  4,207
Tenant service expense................................................                    -                  1,178
                                                                                -----------             ---------
            Total Expenses............................................               15,878                 16,072
                                                                                -----------             ----------

            Operating income..........................................                2,578                    561

Equity in income (loss) of investment programs                                           39                    (75)
                                                                                 ----------        ---------------
            Income from operations before
              Minority interest and provision for income taxes                        2,617                    486
Minority Interest.....................................................                (501)                     -
                                                                                -----------              ---------
            Income from operations before
              provision for income taxes..............................                2,116                    486
                                                                                -----------             ----------

Provision for income taxes............................................                1,026                    440
                                                                                -----------             ---------

            Net Income ...............................................          $     1,090             $       46
                                                                                ===========             ==========
Net Income allocated to:
General Partner  .....................................................          $         -             $     -
                                                                                ===========             =======

Unitholders:
      General Partner ................................................          $        -              $     -
                                                                                ==========              =======

      Public Unitholders .............................................          $    1,090              $      46
                                                                                ==========              =========

PublicUnitholders'  Net  Income Per  Unit/based  upon the the  weighted  average number of Units outstanding - 2,712,814
      for the three months ended March 31, 1996 and 1995                             $ .40               $     .02
                                                                                     =====           =============

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

- -------------------------------------------------------------------------------------------------------------------


                                                                              Mar. 31, 1996           Dec. 31, 1995
(Amounts in thousands)                                                          (Unaudited)
- -------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
 Cash and cash equivalents (of which $12,486 and $3,834 is unrestricted at March
   31, 1996 and December 31, 1995,
   respectively)..........................................................      $     22,763          $    12,362
 Current portion of receivables:
  Fees, commissions and reimbursements, including accrued interest                     4,356                5,488
  Related party receivables...............................................               499                  234
Other current assets......................................................               745                1,244
                                                                                ------------          -----------
      Total current assets................................................            28,363                19,328
                                                                                ------------          ------------
Long-term Receivables:
 Fees, net of reserves of $8,502 and $16,879 at March 31, 1996
   and December 31, 1995..................................................            10,227                9,678
 Loans, net of reserves of $6,539 and $16,888 at March 31, 1996 and
  December 31, 1995.......................................................             3,125                3,200
                                                                                ------------          -----------
      Total long-term receivables.........................................            13,352               12,878
                                                                                ------------          ------------
Real Estate Assets:
 Land.....................................................................            30,727               30,727
 Buildings................................................................           162,363              160,918
 Furniture, fixtures, equipment...........................................             7,417                7,255
 Accumulated depreciation.................................................           (18,276)             (16,676)
                                                                                -------------         ------------
      Total real estate assets............................................           182,231               182,224
                                                                                ------------          ------------
Other Assets:
 Equity interests in and advances to investment programs                              -                      4,973
 Deferred costs (net of accumulated amortization of $4,281 and
   $3,837 at March 31, 1996 and December 31, 1995, respectively)                      10,898                11,317
 Other assets.............................................................                90                   181
                                                                                ------------          -----------
      Total other assets..................................................            10,988                16,471
                                                                                ------------          ------------
                                                                                $    234,934          $    230,901
                                                                                =============         ============
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
 Notes payable............................................................      $      2,043          $     2,059
 Accounts payable.........................................................             3,588                2,819
 Accrued expenses and other...............................................            10,545               10,759
                                                                                ------------          -----------
      Total current liabilities...........................................            16,176               15,637
                                                                                ------------          ------------
Long-term Liabilities:
 Notes payable............................................................           175,422              175,521
 Deferred taxes...........................................................            14,398               13,372
 Equity interests in and advances to investment programs                               1,503                   -
 Other long-term liabilities..............................................             5,073                4,859
                                                                                ------------          -----------
      Total long-term liabilities.........................................           196,396               193,752
                                                                                ------------          ------------
Commitments and Contingencies
Minority Interest.........................................................             16,611               16,851
   Partners' Capital:
   Limited Partners,  $25 stated value per Unit;  authorized - 21,249,942 Units;
     issued and outstanding - 15,284,243 Units:
     Public Unitholders, 2,712,814 Units with preferential rights                     41,996                40,906
     General Partner, 12,571,429 Units without preferential rights                   (26,636)              (26,636)
   General Partner........................................................            (5,365)               (5,365)
   Investment in W.L. Realty Limited Partnership                                      (4,244)               (4,244)
                                                                                 ------------        ---------------
      Total partners' capital.............................................             5,751                 4,661
                                                                                ------------          ------------
                                                                                $    234,934          $    230,901
                                                                                ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows


- -------------------------------------------------------------------------------------------------------------------


                                                                                     For the Three Months
                                                                                         Ended March 31,
(Amounts in thousands) (Unaudited)                                                    1996               1995
- -------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net income ...............................................................      $     1,090           $       46
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization.........................................            2,044                1,876
    Minority interest expense.............................................              501                     -
    Equity in (income) loss of investment programs                                      (39)                  75
    Increases (decreases) in cash as a result of changes in operating assets and liabilities:
      Fees receivable.....................................................              867                     75
      Other current assets................................................              499                     399
      Long term receivables...............................................            (549)                       -
      Other non current assets............................................               91                     146
      Accounts payable....................................................              769                   (564)
      Accrued expenses....................................................            (214)                 (1,748)
      Accrued deferred taxes..............................................            1,026                    356
      Other liabilities...................................................              214                     25
                                                                                -----------           ------------
        Net cash provided by operating activities                                     6,299                    686
                                                                                -----------                    ---

Cash flows from investing activities:
  Capital expenditures....................................................          (1,607)                 (949)
  Contributions to investment programs....................................            (100)                    -
  Distributions from and repayment of advances to investment programs                6,615                     3
  Decrease in earned money deposit........................................                -                1,027
  Decrease loans receivable...............................................              75                  (298)
                                                                                ----------            -----------
        Net cash provided by (used in) investing activities                          4,983                  (217)
                                                                                   -------                  ----

Cash flows from financing activities:
  Borrowings of notes payable.............................................                -                1,400
  Increase in deferred costs..............................................             (25)                 (100)
  Distributions to minority interest......................................            (741)                    -
  Repayments of notes payable.............................................            (115)              (3,785)
                                                                                -----------           ---------
        Net cash used in financing activities.............................            (881)               (2,485)
                                                                                -----------           ------------

 Net increase (decrease) in cash and cash equivalents                                10,401               (2,016)
                                                                                   --------           ---------------

Cash and cash equivalents at beginning of period                                      12,362               18,898
                                                                                 -----------       --------------

Cash and cash equivalents at end of period                                $           22,763             $  16,882
                                                                           ==================            =========


The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements                        March 31, 1996

1.  BASIS OF PRESENTATION

1. The accompanying condensed consolidated financial statements reflect the accounts of Winthrop Financial Associates ("WFA") and its subsidiaries including First Winthrop (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements were prepared on the accrual basis of accounting and reflect the Company's results of operations for an interim period which may not necessarily be indicative of the results of operations for the year ending December 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for an interim period have been made in the accompanying consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.

     Public Unitholders are entitled to a 6% per annum cumulative priority distribution from all operating cash flow. At March 31, 1996, this unpaid accumulated preference amounted to $21,363,000 or $7.87 per unit.

     The net income of the Company is first allocated to Public Unitholders up to the amount of the 6% per annum cumulative priority distribution and then any remaining income is allocated to all partners in accordance with their percentage interests. Net loss for financial statement purposes is allocated to all partners in accordance with their percentage interests as outlined in the partnership agreement. The Company made interest and income tax payments during the three months ended March 31, 1996 and 1996 as follows:

2.  STATEMENTS OF CASH FLOWS

                                       (Amounts in thousands)                  1996           1995
                                       -----------------------------------------------------------
                                       Interest......................        $ 3,746        $ 3,669
                                       Income Taxes..................              -             84

3.    RELATED PARTY TRANSACTIONS

          During the quarter ended March 31, 1996 the Company made advances of $265,000 to certain affiliates of Apollo. Such advances bear interest at prime plus 1% and are due on demand.


4. SUBSEQUENT EVENTS

          On May 2, 1996, the Company was informed that a summary judgment previously granted in favor of the Company had been reversed and that the case was remanded for trial. An unfavorable decision at trial will have a significant adverse impact on the Company's ability to continue its operations. See "Part II Item 1, Legal Proceedings".


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

      The Company generates substantially all of its income from rental revenues received at its properties and management fees and tenant service fees received by its Apartment, Commercial and Asset Management Divisions and is responsible for costs associated with the ownership and maintenance of its assets as well as general and administrative costs. At March 31, 1996, the Company had cash resources available to it of $22,763,000 of which $12,486,000 was unrestricted as compared to $12,362,000 of cash at December 31, 1995 of which $3,484,000 was unrestricted. The Company invests its working capital in money markets accounts or repurchase agreements secured by United States Treasury obligations.

      The Company generated $6,299,000 of cash from operating activities and $4,983,000 of cash from investing activities while utilizing $881,000 in financing activities during the quarter ended March 31, 1996. The significant cash provided from operations is primarily the result of a collection of significant amounts previously advanced to partnerships and fees receivable in the first quarter of 1996.

      In February 1996, the Company contributed approximately $36.6 million of receivables to Nineteen New York Properties Limited Partnership ("19NY") in connection with a loan restructuring transaction pursuant to which an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") acquired the existing debt on certain of 19NY's properties. The remaining $10 million of receivables owed by 19NY and 1626 New York Associates Limited Partnership, a general partner of 19NY, were evidenced by a promissory note which the Company sold to an affiliate of Apollo for $6,000,000.

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

      During the first quarter of 1996, distributions to WFA's partners remained suspended and it is anticipated that distributions will continue to be suspended for the foreseeable future. However, if the terms of a proposed settlement of a lawsuit brought by a limited partner of WFA on behalf of all Preferred
Unitholders are approved, it is expected that during 1996 each Preferred Unitholders' interest in WFA will be liquidated at a price determined by Londonderry Acquisition Corp. Inc. that is greater than or equal to $10.50 per Preferred Unit and which must be opined upon by an independent investment banking firm as fair from a financial point of view.

Subsequent Event

      On May 2, 1996, the Company was informed that a summary judgment previously granted in favor of the Company had been reversed and that the case was remanded for trial. An unfavorable decision at trial will have a significant adverse impact on the company's ability to continue its operations. See "Part II
Item 1,Legal Proceedings".

Results of Operations

   Operating income improved by $2,017,000 for the three months ended March 31, 1996 as compared to March 31, 1995, due to an increase in revenues of $1,823,000 and a decrease in expenses of $194,000.

   The increase in revenues for the three months ended March 31, 1996 as compared to 1995 is due to increases in rental revenue of $1,278,000, management fees of $303,000, interest income of $458,000 and other income of $972,000 which was partially offset by decreases in leasing commissions of $149,000 and tenant service revenue of $1,039,000.

   The increase in rental revenue is primarily attributable to the acquisition in April 1995 of a 329 unit apartment complex located in Austin, Texas and overall improved operations at the Company's properties. The increase in management fees was primarily attributable to the improved revenues at the properties the Company manages which were partially offset by non-recurring lost contract charges and the elimination of construction management fees due to the outsourcing of these services. Interest income increased as a result of higher cash balances and the increase in other income is attributable to non-recurring recoveries of previously recorded fees receivable and fees received for arranging financings.

   Tenant service revenue decreased due to the outsourcing of building cleaning, security and construction services. The decrease in leasing commissions is attributable to both timing and the outsourcing of leasing functions at certain of the Company's properties.

   Operating expenses decreased due to a decrease in tenant service expense of $1,178,000 which was partially offset by increases in management, general and administrative expense of $54,000, rental expense of $457,000, depreciation and amortization of $168,000 and interest expense of $305,000.

   The increase in management, general and administrative expenses is attributable to an increase in legal and professional fees partially offset by savings due to a reduction in the number of employees of the Company as well as other cost cutting measures. The decrease in tenant service expense is the result of the outsourcing of these functions. The increases in rental expense, depreciation and amortization and interest expense are primarily attributable to the acquisition of the Austin, property.
 The increase in interest expense is also attributed to the additional $42 million financing secured by certain of the Company's residential apartment properties which closed in July, 1995.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

  Gray, et al v. First Winthrop Corporation, et al. (No. C-90-2600-JPV), filed on September 10, 1990 in the U.S. District Court, Northern District of California. This suit was brought by as a class action by two individuals, who were limited partners in 353 San Francisco Associates Limited Partnership ("353"), a real estate investment partnership organized in 1984. 353 owned an office building in San Francisco which was foreclosed upon by the first mortgage lender in April 1990. The plaintiffs allege violations of common law and securities law fraud in the conduct of the original offering of investment interests and seek rescission of their investment, totaling $28 million plus accrued interest.

  In September, 1994, summary judgment was entered against the plaintiffs and in favor of First Winthrop on all claims asserted by the plaintiffs. In May 1996 the United States Court of Appeals for the Ninth Circuit reversed the summary judgment granted by the District Court in favor of the Company and remanded the case for trial. The Company believes that an adverse decision at trial would have a significant negative impact on the Company's ability to continue operations.

     Albert Friedman, Individually and as representative of a class of similarly situated persons, v. Linnaeus Associates Limited Partnership et al., No. 94 CH 11524, Cir. Ct. of Cook County, Ill. The plaintiff brought a purported class action in December 1994 on behalf of all holders of Public Units against Linnaeus, Management Investors and Nomura.

     On April 4, 1996, the Cook County Circuit Court issued a preliminary approval order with respect to a proposed settlement. The proposed settlement provides, among other things, that in exchange for a release from the plaintiffs, (a) Londonderry will undertake to liquidate the investment of the holders of Public Units by effecting a merger of the Partnership and Londonderry or an affiliate in which each Public Unit is acquired for no less than $10.50 per Public Unit, (b) the $10.50 per Public Unit merger consideration will be the subject of a fairness opinion of a nationally-recognized independent investment banking firm and ( c) each holder of Public Units may elect to seek appraisal of the fair value of his or her Public Units pursuant to Maryland law. A hearing to determine whether the proposed settlement terms are fair, reasonable and adequate has been scheduled for May 23, 1996.


ITEM 6  Exhibits and Reports on Form 8-K
(a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.
(b)  Reports on Form 8K: No report on Form 8-K was filed during the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         WINTHROP FINANCIAL ASSOCIATES,
                              A LIMITED PARTNERSHIP
                                  (Registrant)


                                    By: /s/ Michael L. Ashner
                                            Michael L. Ashner
                                            Chief Executive Officer


                                    By: /s/ Edward V. Williams
                                            Edward V. Williams
                                            Chief Financial Officer




DATED:  May 14, 1996