Form 10-Q
period 1996-06-30
WINTHROP FINANCIAL ASSOCIATES
filed 1996-08-14
CIK 759253

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996     Commission File Number 2-94797



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

                                    YES X      NO

                                  WINTHROP FINANCIAL ASSOCIATES,
                                       A LIMITED PARTNERSHIP

                                             FORM 10-Q
                                           June 30, 1996




Part I.   Financial Information:


Consolidated Statements of Operations

- ------------------------------------------------------------------------------------------------------------------------------------


                                                                                  For the Three Months            For the Six Months
                                                                                     Ended June 30,                 Ended June 30,
(Amounts in thousands except unit data)(Unaudited)                                  1996           1995           1996         1995
- -----------------------------------------------------------------------------------------------------------------------------------


Revenues:
Rent..................................................................      $     12,088    $    11,548    $    24,566     $ 22,748
Management fees.......................................................             3,985          3,677          7,589        6,978
Leasing commissions...................................................                23            404            155          685
Tenant service revenue................................................                 -            917              -        1,956
Investment services...................................................                 -            553              -          553
Interest..............................................................             1,297          1,061          2,405        1,711
Other.................................................................             1,727            539          2,861          701
                                                                            ------------    -----------    -----------   ----------
      Total Revenues..................................................            19,120         18,699         37,576       35,332
                                                                            ------------    -----------    -----------  ------------

Expenses:
Management, general and administrative................................             4,847          4,526          9,108        8,733
Depreciation and amortization.........................................             2,229          1,988          4,273        3,864
Tenant service expense................................................                 -            943              -        2,121
Interest. . . . ......................................................             3,938          4,115          7,884        7,756
Rental properties expense.............................................             5,865          5,907         11,492       11,077
                                                                            ------------    -----------    -----------  -----------
      Total Expenses..................................................            16,879         17,479         32,757       33,551
                                                                            ------------    -----------    ----------- ------------

      Operating Income ...............................................             2,241          1,220          4,819        1,781

Equity in income (loss) of investment programs                                       75              71            114           (4)
Legal settlement expense..............................................           (1,850)              -         (1,850)           -
                                                                            -----------     ------------   ----------- ------------
      Operating income before minority interest and
       provision for income taxes.....................................               466          1,291          3,083        1,777

Minority Interest.....................................................               504              -          1,005            -
                                                                            ------------    -----------    ------------ -----------
      Income before provision for income taxes                                       (38)         1,291          2,078        1,777
                                                                            ------------    -----------    ------------------------

Provision for income taxes............................................                 -            509          1,026          949
                                                                            ------------    -----------    -----------  -----------

      Net income .....................................................              (38)            782          1,052          828
                                                                            ============    ===========    ===========  ===========

Net Income allocated to:
      General Partner.................................................                 -              -              -            -
                                                                            ============    ===========    ===========  ===========

      Unitholders:
       General Partner ...............................................      $          -    $         -    $         -  $         -
                                                                            ============    ===========    ===========  ===========

      Public Unitholders..............................................      $       (38)    $       782    $     1,052  $       828
                                                                            ============    ===========    ===========  ===========

PublicUnitholders Net Income Per Unit/based upon the weighted  average number of
      Units outstanding - 2,712,814 for the three and six months ended
      June 30, 1995 and 1995 .........................................      $      (.01)    $       .29   $       .39   $       .31
                                                                            ============    ============   ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

- -------------------------------------------------------------------------------------------------------------------

                                                                              June 30, 1996          Dec. 31, 1995
(Amounts in thousands)                                                          (Unaudited)
- -------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
 Cash and cash  equivalents (of which $14,000 and $3,834 is unrestricted at June
   30, 1996 and December 31, 1995,
   respectively)..........................................................      $     23,558          $    12,362
 Current portion of receivables:
  Fees, commissions and reimbursements, including accrued interest                     4,940                5,488
  Related party receivables...............................................               149                  234
Other current assets......................................................               551                1,244
                                                                                ------------          -----------
      Total current assets................................................            29,198               19,328
                                                                                ------------          -----------
Long-term Receivables:
 Fees, net of reserves of $8,778 and $16,879 at June 30, 1996
   and December 31, 1995..................................................            10,707                9,678
 Loans, net of reserves of $6,532 and $16,888 at June 30, 1996 and
  December 31, 1995.......................................................             3,132                3,200
                                                                                ------------          -----------
      Total long-term receivables.........................................            13,839               12,878
                                                                                ------------          -----------
Real Estate Assets:
 Land.....................................................................            30,727               30,727
 Buildings................................................................           164,338              160,918
 Furniture, fixtures, equipment...........................................             7,629                7,255
 Accumulated depreciation.................................................           (20,027)             (16,676)
                                                                                -------------         ------------
      Total real estate assets............................................           182,667              182,224
                                                                                ------------          -----------
Other Assets:
 Equity interests in and advances to investment programs                                                    4,973
 Deferred costs (net of accumulated amortization of $4,759  and
   $3,837 at June 30, 1996 and December 31, 1995, respectively)                       10,423               11,317
 Other assets.............................................................                95                  181
                                                                                ------------          -----------
      Total other assets..................................................            10,518               16,471
                                                                                ------------          -----------
                                                                                $     236,222         $   230,901
                                                                                =============         ===========
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
 Notes payable............................................................      $      2,047          $     2,059
 Accounts payable.........................................................             2,722                2,819
 Accrued expenses and other...............................................            12,783               10,759
                                                                                ------------          -----------
      Total current liabilities...........................................            17,552               15,637
                                                                                ------------          -----------
Long-term Liabilities:
 Notes payable............................................................           175,237              175,521
 Deferred taxes...........................................................            14,398               13,372
 Equity interests in and advances to investment programs                               1,781                    -
 Other long-term liabilities..............................................             5,007                4,859
                                                                                ------------          -----------
      Total long-term liabilities.........................................           196,423              193,752
                                                                                ------------          -----------
Commitments and Contingencies
Minority Interest.........................................................             16,534               16,851
   Partners' Capital:
   Limited Partners,  $25 stated value per Unit;  authorized - 21,249,942 Units;
     issued and outstanding - 15,284,243 Units:
     Public Unitholders, 2,712,814 Units with preferential rights                     41,958               40,906
     General Partner, 12,571,429 Units without preferential rights                   (26,636)             (26,636)
   General Partner........................................................            (5,365)              (5,365)
   Investment in W.L. Realty Limited Partnership                                      (4,244)              (4,244)
                                                                                 ------------     ---------------
      Total partners' capital.............................................             5,713                4,661
                                                                                ------------          -----------
                                                                                $    236,222          $   230,901
                                                                                ============          ===========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                          For the Six Months
                                                                                             Ended June 30
(Amounts in thousands)(Unaudited)                                                     1996               1995
- ------------------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
Net Income ...............................................................      $     1,052           $      828
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Minority Interest expense.............................................            1,005                    -
    Depreciation and amortization.........................................            4,273                3,864
    Equity in income (loss) of investment programs                                     (114)                   4
    Increases (decreases) in cash as a result of changes in operating assets and liabilities:
      Fees receivable.....................................................              548                  236
      Other current assets................................................              693                  758
      Long-term receivable ...............................................           (1,029)                   -
      Other non-current assets............................................               86                    -
      Accounts payable....................................................              (97)                (899)
      Accrued expenses....................................................            2,024              (16,753)
      Accrued deferred taxes..............................................            1,026                  865
      Other liabilities...................................................              148                (794)
                                                                                -----------           ----------
        Net cash provided by (used in) operating activities                           9,615             (11,891)
                                                                                    -------    -----------------

Cash flows from investing activities:
  Capital expenditures....................................................          (3,794)               (2,550)
  Contributions to investment programs....................................            (100)                  (14)
  Distributions from investment programs..................................            968                    350
  Proceeds from sale of promissory note...................................            6,000                     -
  Decrease in earnest  money deposit......................................                -                 2,200
  Repayment of related party receivables..................................               85                     -
  Decrease (increase) in loans receivable.................................               68                 (340)
                                                                                -----------           ----------
        Net cash provided by (used in) investing activities                           3,227                 (354)
                                                                                    -------        -------------

Cash flows from financing activities:
  Increase in deferred costs..............................................             (28)                 (379)
  Borrowings of notes payable.............................................                -               17,621
  Distributions to minority interest......................................          (1,322)                     -
  Repayments of notes payable.............................................            (296)               (7,724)
                                                                                -----------           ----------
        Net cash provided by (used in) financing activities                         (1,646)                9,518
                                                                                 ---------        --------------
Net Increase (decrease) in cash and cash equivalents                                11,196                (2,727)
                                                                                  --------       ---------------

Cash and cash equivalents at beginning of period                                    12,362               18,898
                                                                                -----------      --------------
Cash and cash equivalents at end of period                                      $   23,558            $  16,171
                                                                                ==========       ==============

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

Notes to Consolidated Financial Statements                         June 30, 1996


- --------------------------------------------------------------------------------



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

     Public Unitholders are entitled to a 6% per annum cumulative priority distribution from all operating cash flow. At June 30, 1996, this unpaid accumulated preference amounted to $22,380,000 or $8.25 per unit.

     The net income of the Company is first allocated to Public Unitholders up to the amount of the 6% per annum cumulative priority distribution and then any remaining income is allocated to all partners in accordance with their percentage interests. Net loss for financial statement purposes is allocated to all partners in accordance with their percentage interests as outlined in the partnership agreement. The Company made interest and income tax payments during the three months ended March 31, 1996 and 1996 as follows:

2.  STATEMENTS OF CASH FLOWS

                                       (Amounts in thousands)                  1996           1995
                                       -----------------------------------------------------------
                                       Interest......................        $ 7,507        $ 6,941
                                       Income Taxes..................              -             84

3.    RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 1996 the Company was repaid advances of $85,000 from certain affiliates of Apollo. Such advances bear interest at prime plus 1% and are due on demand. The balance due from related parties at June 30, 1996, waas $149,000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

      This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

     During the first six months of 1996, distributions to the Registrant's partners remained suspended. However, on May 23, 1996, the Cook County Circuit Court gave final approval to the settlement in the Friedman litigation. See "Part II, Item 1- Legal Proceedings." As a result, it is expected that each Preferred Unitholders' interest in the Registrant will be liquidated during the second half of 1996 at a price equal to $10.50 per unit or, in the case of dissenting Preferred Unitholders, an amount judicially determined pursuant to applicable statutory appraisal procedures.

      The Company generates substantially all of its income from rental revenues received at its properties and management fees received by its Apartment,
Commercial and Asset Management Divisions and is responsible for costs associated with the ownership and maintenance of its assets as well as general and administrative costs. At June 30, 1996, the Company had cash resources available to it of $23,558,000 of which $14,000,000 was unrestricted as compared to $12,362,000 of cash at December 31, 1995 of which $3,834,000 was unrestricted. The Company invests its working capital in money market accounts or repurchase agreements secured by United States Treasury obligations.

      The Company generated $9,615,000 of cash from operating activities and $3,227,000 of cash from investing activities while utilizing $1,646,000 in financing activities during the six months ended June 30, 1996. The significant cash provided from operations is primarily the result of a collection of significant amounts previously advanced to partnerships and fees receivable. The prior year amount of $11,891,000 used in operations is primarily the result of a payment of $17,000, 000 related to a legal settlement.

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

Results of Operations

     Operating income improved by $3,038,000 and $1,021,000 for the six months and three months ended June 30, 1996 as compared to the same periods in 1995, due to an increase in revenues of $2,244,000 and $421,000, respectively, as well as a decrease in expenses of $794,000 and $600,000 respectively.

     The increase in revenues for the six months ended June 30, 1996 as compared to 1995 is due to increases in rental revenue of $1,818,000, management fees of $611,000, interest income of $694,000 and other income of $2,160,000. These increases were partially offset by decreases in leasing commissions of $530,000, investment services revenue of $553,000 and tenant service revenue of $1,956,000. Revenues for the three month period ended June 30, 1996 were $19,120,000 compared to $18,699,000 or a 2.2% increase from the three month period in 1995.

   The increase in rental revenue is primarily attributable to the acquisition in April 1995 of a 329 unit apartment complex located in Austin, Texas and overall improved operations at the Company's properties. The increase in management fees was primarily attributable to the improved revenues at the properties the Company manages which were partially offset by lost contract charges and the elimination of construction management fees due to the outsourcing of these services. Interest income increased as a result of higher cash balances and the increase in other income is attributable to non-recurring recoveries of previously reserved fees receivable, cash distributions received from investment programs and fees received for arranging financings.

   Tenant service revenue decreased due to the outsourcing of building cleaning, security and construction services. The decrease in leasing commissions is attributable to both timing and the outsourcing of leasing functions at certain of the Company's properties.

   Operating expenses decreased by 2.4% for the six month period ended June 30, 1996 when compared to the six month period ended June 30, 1995 due to a decrease in tenant service expense of $2,121,000 which was partially offset by increases in management, general and administrative expense of $375,000, rental expense of $415,000, depreciation and amortization of $409,000 and interest expense of $128,000. Operating expenses decreased by 3.4% for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. Savings were recognized in tenant service expense, interest expense and rental property expense which were offset by increases in management, general & administrative and depreciation and amortization expense.

   The increase in management, general and administrative expenses is attributable to an increase in legal and professional fees partially offset by savings due to a reduction in the number of employees of the Company as well as other cost cutting measures. The decrease in tenant service expense is the result of the outsourcing of these functions. The increases for the six month period ended June 30, 1996 in rental expense, depreciation and amortization are primarily attributable to the acquisition of the Austin, property. The increase in interest expense for the six month period ended June 30, 1996 is attributed to the additional $42 million financing secured by certain of the Company's residential apartment properties which closed in July, 1995.

   The legal settlement expense of $1,850,000 relates to the proposed settlement of a law suit relating to 353 San Francisco Associates Limited Partnership discussed in more detail in Part II Item 1, Legal Proceedings.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

  Gray, et al v. First Winthrop Corporation, et al. (No. C-90-2600-JPV), filed on September 10, 1990 in the U.S. District Court, Northern District of California. This suit was brought by as a class action by two individuals, who were limited partners in 353 San Francisco Associates Limited Partnership ("353"), a real estate investment partnership organized in 1984. 353 owned an office building in San Francisco which was foreclosed upon by the first mortgage lender in April 1990. The plaintiffs alleged violations of common law and securities law fraud in the conduct of the original offering of investment interests and seek rescission of their investment, totaling $28 million plus accrued interest.

     In September, 1994, summary judgment was entered against the plaintiffs and in favor of First Winthrop Corporation ("FWC") on all claims asserted by the plaintiffs. In May 1996 the United States Court of Appeals for the Ninth Circuit reversed the summary judgment granted by the District Court in favor of the Company and remanded the case for trial. In July, 1996, a settlement was reached with class counsel pursuant to which FWC agreed to pay approximately $1.85 million to the plaintiffs. The settlement is subject to FWC and class counsel entering into a stipulation of settlement. In addition, the settlement is subject to receiving court and class approval. It is expected that the settlement of this matter will occur, if at all, during the first half of 1997. If a stipulation is not entered into or the settlement approved, the Company believes that an adverse decision at trial would have a significant negative impact on the Company's ability to continue operations.

     Albert Friedman, Individually and as representative of a class of similarly situated persons, v. Linnaeus Associates Limited Partnership et al., No. 94 CH 11524, Cir. Ct. of Cook County, Ill. The plaintiff brought a purported class action in December 1994 on behalf of all Preferred Unitholders against Linnaeus, Management Investors and Nomura.

     On May 23, 1996, the Partnership received final approval from the Court with respect to the settlement of this action. The settlement provides for the liquidation of the Preferred Unitholders investment in the Partnership by effecting a merger of an affiliate of the Partnership and the Partnership. In connection with the merger, each Preferred Unitholders' interest in the Partnership will be liquidated at a price equal to $10.50 per unit or, in the case of dissenting Preferred Unitholders, an amount judicially determined pursuant to applicable statutory appraisal procedures. It is anticipated that the merger will be effected during the second half of 1996.

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




DATED: August 14, 1995